Form 10-K
period 2004-12-31
CCH II CAPITAL CORP; CCH II LLC
filed 2005-03-31
CIK 1266605, 1266604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the year ended December 31, 2004
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Transition Period From                    to
Commission File Number: 333-111423
                                                   333-111423-01

CCH II, LLC*

CCH II Capital Corp.*

(Exact name of registrants as specified in their charters)

Delaware	030511293
Delaware	134257703

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12405 Powerscourt Drive
St. Louis, Missouri 63131	(314) 965-0555

(Address of principal executive offices including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by checkmark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

All of the issued and outstanding shares of capital stock of CCH II Capital Corp. are held by CCH II, LLC. All of the limited liability company membership interests of CCH II, LLC are held by CCH I, LLC (a wholly owned subsidiary of Charter Communications Holdings, LLC, a reporting company under the Exchange Act). There is no public trading market for any of the aforementioned limited liability company membership interests or shares of capital stock.

* CCH II, LLC and CCH II Capital Corp. meet the conditions set forth in General Instruction I(1)(a) and (b) to Form 10-K and are therefore filing with the reduced disclosure format.

Documents Incorporated By Reference
The following documents are incorporated into this Report by reference: None

CCH II, LLC
CCH II Capital Corp.
FORM 10-K — FOR THE YEAR ENDED DECEMBER 31, 2004

This annual report on Form 10-K is for the year ended December 31, 2004. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this annual report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this annual report. In this annual report, “we,” “us” and “our” refer to CCH II, LLC and its subsidiaries.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This annual report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, our plans, strategies and prospects, both business and financial, including, without limitation, the forward-looking statements set forth in the “Focus for 2005” section under Part I, Item 1. “Business,” “Overview of Operations” and the “Liquidity and Capital Resources” sections under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions, including, without limitation, the factors described under “Certain Trends and Uncertainties” under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report. Many of the forward-looking statements contained in this annual report may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” “intend,” “estimated” and “potential,” among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this annual report are set forth in this annual report and in other reports or documents that we file from time to time with the United States Securities and Exchange Commission, or SEC, and include, but are not limited to:

•	our ability to sustain and grow revenues and cash flows from operating activities by offering video, high-speed data, telephony and other services and to maintain a stable customer base, particularly in the face of increasingly aggressive competition from other service providers;

•	the availability of funds to meet interest payment obligations under our and our parent companies’ debt and to fund our operations and necessary capital expenditures, either through cash flows from operating activities, further borrowings or other sources;

•	our ability to comply with all covenants in our and our parent companies’ indentures and our credit facilities, any violation of which would result in a violation of the applicable facility or indenture and could trigger a default of other obligations under cross-default provisions;

•	our and our parent companies’ ability to pay or refinance debt as it becomes due;

•	the results of the pending grand jury investigation by the United States Attorney’s Office for the Eastern District of Missouri, and the ability to reach a final approved settlement with respect to the putative class action, the unconsolidated class action, and derivative shareholders litigation against Charter Communications, Inc., our indirect parent, on the terms of the stipulations of settlement described herein;

•	our ability to obtain programming at reasonable prices or to pass programming cost increases on to our customers;

•	general business conditions, economic uncertainty or slowdown; and

•	the effects of governmental regulation, including but not limited to local franchise taxing authorities, on our business.

All forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We are under no duty or obligation to update any of the forward-looking statements after the date of this annual report.

ii

PART I

Item 1. Business.

Introduction

CCH II, LLC (“CCH II”) is a broadband communications company operating in the United States, with approximately 6.22 million customers at December 31, 2004. CCH II was formed in March 2003 and is a wholly owned subsidiary of CCH I, LLC (“CCH I”). CCH I is a wholly owned subsidiary of Charter Communications Holdings, LLC (“Charter Holdings”). Charter Holdings is a wholly owned subsidiary of Charter Communications Holding Company, LLC (“Charter Holdco”), which is a subsidiary of Charter Communications, Inc. (“Charter”). Through our broadband network of coaxial and fiber optic cable, we offer our customers traditional cable video programming (analog and digital, which we refer to as “video” service), high-speed cable Internet access (which we refer to as “high-speed data service”), advanced broadband cable services (such as video on demand (“VOD”), high definition television service and interactive television) and, in some of our markets, we offer telephone service (which we refer to as “telephony”).

At December 31, 2004, we served approximately 5.99 million analog video customers, of which approximately 2.67 million were also digital video customers. We also served approximately 1.88 million high-speed data customers (including approximately 217,400 who received only high-speed data services). We also provided telephony service to approximately 45,400 customers as of that date.

At December 31, 2004, our investment in cable properties, long-term debt and total member’s equity were $16.0 billion, $9.9 billion and $4.9 billion, respectively. Our working capital deficit was $238 million at December 31, 2004. For the year ended December 31, 2004, our revenues and net loss were approximately $5.0 billion and $3.5 billion, respectively.

We have a history of net losses. Further, we expect to continue to report net losses for the foreseeable future. Our net losses are principally attributable to insufficient revenue to cover the interest costs we incur because of our high level of debt, the depreciation expenses that we incur resulting from the capital investments we have made in our cable properties, and the amortization and impairment of our franchise intangibles. We expect that these expenses (other than impairment of franchises) will remain significant, and we therefore expect to continue to report net losses for the foreseeable future.

We are wholly owned by our parent company, CCH I, and indirectly owned by Charter. Charter was organized as a Delaware corporation in 1999 and completed an initial public offering of its Class A common stock in November 1999. Charter is a holding company whose principal assets are an approximate 47% equity interest and a 100% voting interest in Charter Holdco, the direct parent of Charter Holdings. Charter’s only business is to act as the manager of Charter Holdco and its subsidiaries, including us. As manager, Charter controls the affairs of Charter Holdco and its subsidiaries, including us. Certain of our subsidiaries commenced operations under the “Charter Communications” name in 1994, and our growth to date has been primarily due to acquisitions and business combinations, most notably acquisitions completed from 1999 through 2001, pursuant to which we acquired a total of approximately 5.5 million customers. We do not expect to make any significant acquisitions in the foreseeable future, but plan to evaluate opportunities to consolidate our operations through exchanges of cable systems with other cable operators, as they arise. We may also sell certain assets from time to time. Paul G. Allen owns 53% of Charter Holdco through affiliated entities. His membership units are convertible at any time for shares of Charter’s Class A common stock on a one-for-one basis. Paul G. Allen controls Charter with an as-converted common equity interest of approximately 57% and a voting control interest of 93% as of December 31, 2004.

Our principal executive offices are located at Charter Plaza, 12405 Powerscourt Drive, St. Louis, Missouri 63131. Our telephone number is (314) 965-0555 and information regarding us is available on Charter’s website accessible at www.charter.com. Since January 1, 2002, our annual reports, quarterly reports and current reports on Form 8-K, and all amendments thereto, have been made available on Charter’s website free of charge as soon as reasonably practicable after they have been filed. The information posted on Charter’s website is not incorporated into this annual report.

Certain Significant Developments in 2004

In 2004, we completed several transactions that improved our liquidity. Our efforts in this regard resulted in the completion of a number of transactions in 2004, as follows:

•	the December 2004 sale by our subsidiaries, CCO Holdings, LLC and CCO Holdings Capital Corp., of $550 million of senior floating rate notes due 2010;

•	the April 2004 sale of $1.5 billion of senior second-lien notes by our subsidiary, Charter Communications Operating, LLC (“Charter Operating”), together with the concurrent refinancing of its credit facilities; and

•	the sale in the first half of 2004 of non-core cable systems for a total of $733 million, the proceeds of which were used to reduce indebtedness.

Recent Events

Issuance of Charter Operating Notes in Exchange for Charter Holdings Notes

In March 2005, our subsidiary, Charter Operating, consummated exchange transactions with a small number of institutional holders of Charter Holdings 8.25% Senior Notes due 2007 pursuant to which Charter Operating issued, in a private placement, approximately $271 million principal amount of new notes with terms identical to Charter Operating’s 8.375% Senior Second Lien Notes due 2014 in exchange for approximately $284 million of the Charter Holdings 8.25% Senior Notes due 2007.

CC V Holdings, LLC Notes

In March 2005, CC V Holdings, LLC redeemed all of its outstanding notes, at 103.958% of principal amount, plus accrued and unpaid interest to the date of redemption. The total cost of redemption was approximately $122 million and was funded with borrowings under the Charter Operating credit facilities.

Principal Management Changes

On January 17, 2005, Robert P. May was appointed as Interim President and Chief Executive Officer of Charter, replacing Carl E. Vogel who, effective on the same date, resigned his position as President, Chief Executive Officer and a member of the board of directors of Charter and each of Charter’s subsidiaries for which Mr. Vogel served as a director and officer. Additionally, Mr. May was appointed to the Executive Committee of Charter’s board of directors and will continue to serve on the board’s Strategic Planning Committee. He was also appointed as an officer and director of Charter’s subsidiaries for which Mr. Vogel was an officer and director. Charter’s board of directors has formed an Executive Search Committee to oversee Charter’s search for a permanent President and Chief Executive Officer.

Derek Chang, our Executive Vice President of Finance and Strategy and Interim co-Chief Financial Officer, has informed Charter of his intention to resign effective April 15, 2005.

Sale of CCO Holdings, LLC Senior Floating Rate Notes

On December 15, 2004, our subsidiaries, CCO Holdings, LLC and CCO Holdings Capital Corp., issued and sold $550 million total principal amount of senior floating rate notes due 2010. The notes have an annual interest rate of LIBOR plus 4.125%, reset and payable quarterly. The net proceeds from the sale of the notes were used to pay down bank debt and for general corporate purposes.

Focus for 2005

Our principal financial goal is to maximize our return on invested capital. To do so, we will focus on increasing revenues, growing our customer base, improving customer retention and enhancing customer satisfaction by providing reliable, high-quality service offerings, superior customer service and attractive bundled offerings.

Specifically, in the near term, we are focusing on:

•	generating improvements in the overall customer experience in such critical areas as service delivery, customer care, and new product offerings;

•	developing more sophisticated customer management capabilities through investment in our customer care and marketing infrastructure, including targeted marketing capabilities;

•	executing growth strategies for new services, including digital simulcast, VOD, telephony, and digital video recorder service (“DVR”);

•	managing our operating costs by exercising discipline in capital and operational spending; and

•	identifying opportunities to continue to improve our balance sheet and liquidity.

We have begun an internal operational improvement initiative aimed at helping us gain new customers and retain existing customers, which is focused on customer care, technical operations and sales. We intend to increase efforts to focus management attention on instilling a customer service oriented culture throughout the company and to give those areas of our operations increased priority of resources for staffing levels, training budgets and financial incentives for employee performance in those areas.

We believe that our high-speed data service will continue to provide a substantial portion of our revenue growth in the near future. We also plan to continue to expand our marketing of high-speed data service to the business community, which we believe has shown an increasing interest in high-speed data service and private network services. Additionally, we plan to continue to prepare additional markets for telephony launches in 2005.

We believe we offer our customers an excellent choice of services through a variety of bundled packages, particularly with respect to our digital video and high-speed data services, as well as telephony in certain markets. Our digital platform enables us to offer a significant number and variety of channels, and we offer customers the opportunity to choose among groups of channel offerings, including premium channels, and to combine selected programming with other services such as high-speed data, high definition television (in selected markets) and VOD (in selected markets).

Item 2. Properties.

Our principal physical assets consist of cable distribution plant and equipment, including signal receiving, encoding and decoding devices, headend reception facilities, distribution systems and customer drop equipment for each of our cable systems.

Our cable plant and related equipment are generally attached to utility poles under pole rental agreements with local public utilities and telephone companies, and in certain locations are buried in underground ducts or trenches. We own or lease real property for signal reception sites and own most of our service vehicles.

The physical components of our cable systems require maintenance as well as periodic upgrades to support the new services and products we introduce. We believe that our properties are generally in good operating condition and are suitable for our business operations.

Item 3. Legal Proceedings.

Securities Class Actions and Derivative Suits

Fourteen putative federal class action lawsuits (the “Federal Class Actions”) were filed against Charter and certain of its former and present officers and directors in various jurisdictions allegedly on behalf of all purchasers of Charter’s securities during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages were sought by the plaintiffs. In general, the lawsuits alleged that Charter utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter’s operations and prospects. The Federal Class Actions were specifically and individually identified in public filings made by Charter prior to the date of this annual report.

In October 2002, Charter filed a motion with the Judicial Panel on Multidistrict Litigation (the “Panel”) to transfer the Federal Class Actions to the Eastern District of Missouri. On March 12, 2003, the Panel transferred the six

Federal Class Actions not filed in the Eastern District of Missouri to that district for coordinated or consolidated pretrial proceedings with the eight Federal Class Actions already pending there. The Panel’s transfer order assigned the Federal Class Actions to Judge Charles A. Shaw. By virtue of a prior court order, StoneRidge Investment Partners LLC became lead plaintiff upon entry of the Panel’s transfer order. StoneRidge subsequently filed a Consolidated Amended Complaint. The Court subsequently consolidated the Federal Class Actions into a single action (the “Consolidated Federal Class Action”) for pretrial purposes. On June 19, 2003, following a status and scheduling conference with the parties, the Court issued a Case Management Order setting forth a schedule for the pretrial phase of the Consolidated Federal Class Action. Motions to dismiss the Consolidated Amended Complaint were filed. On February 10, 2004, in response to a joint motion made by StoneRidge and defendants Charter, Vogel and Allen, the court entered an order providing, among other things, that: (1) the parties who filed such motion engage in a mediation within ninety (90) days; and (2) all proceedings in the Consolidated Federal Class Actions were stayed until May 10, 2004. On May 11, 2004, the Court extended the stay in the Consolidated Federal Class Action for an additional sixty (60) days. On July 12, 2004, the parties submitted a joint motion to again extend the stay, this time until September 10, 2004. The Court granted that extension on July 20, 2004. On August 5, 2004, Stoneridge, Charter and the individual defendants who were the subject of the suit entered into a Memorandum of Understanding setting forth agreements in principle to settle the Consolidated Federal Class Action. These parties subsequently entered into Stipulations of Settlement dated as of January 24, 2005 (described more fully below) which incorporate the terms of the August 5, 2004 Memorandum of Understanding.

The Consolidated Federal Class Action is entitled:

•	In re Charter Communications, Inc. Securities Litigation, MDL Docket No. 1506 (All Cases), StoneRidge Investments Partners, LLC, Individually and On Behalf of All Others Similarly Situated, v. Charter Communications, Inc., Paul Allen, Jerald L. Kent, Carl E. Vogel, Kent Kalkwarf, David G. Barford, Paul E. Martin, David L. McCall, Bill Shreffler, Chris Fenger, James H. Smith, III, Scientific-Atlanta, Inc., Motorola, Inc. and Arthur Andersen, LLP, Consolidated Case No. 4:02-CV-1186-CAS.

On September 12, 2002, a shareholders derivative suit (the “State Derivative Action”) was filed in the Circuit Court of the City of St. Louis, State of Missouri (the “Missouri State Court”), against Charter and its then current directors, as well as its former auditors. A substantively identical derivative action was later filed and consolidated into the State Derivative Action. The plaintiffs allege that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter’s behalf, are sought by the plaintiffs.

The consolidated State Derivative Action is entitled:

•	Kenneth Stacey, Derivatively on behalf of Nominal Defendant Charter Communications, Inc., v. Ronald L. Nelson, Paul G. Allen, Marc B. Nathanson, Nancy B. Peretsman, William Savoy, John H. Tory, Carl E. Vogel, Larry W. Wangberg, Arthur Andersen, LLP and Charter Communications, Inc.

On March 12, 2004, an action substantively identical to the State Derivative Action was filed in the Missouri State Court, against Charter and certain of its current and former directors, as well as its former auditors. The plaintiffs in that case alleged that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter’s behalf, were sought by plaintiffs. On July 14, 2004, the Court consolidated this case with the State Derivative Action.

This action is entitled:

•	Thomas Schimmel, Derivatively on behalf on Nominal Defendant Charter Communications, Inc., v. Ronald L. Nelson, Paul G. Allen, Marc B. Nathanson, Nancy B. Peretsman, William D. Savoy, John H. Tory, Carl E. Vogel, Larry W. Wangberg, and Arthur Andersen, LLP, and Charter Communications, Inc.

Separately, on February 12, 2003, a shareholders derivative suit (the “Federal Derivative Action”), was filed against Charter and its then current directors in the United States District Court for the Eastern District of Missouri. The plaintiff in that suit alleged that the individual defendants breached their fiduciary duties and grossly mismanaged Charter by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter’s behalf, were sought by the plaintiffs.

The Federal Derivative Action is entitled:

•	Arthur Cohn, Derivatively on behalf of Nominal Defendant Charter Communications, Inc., v. Ronald L. Nelson, Paul G. Allen, Marc B. Nathanson, Nancy B. Peretsman, William Savoy, John H. Tory, Carl E. Vogel, Larry W. Wangberg, and Charter Communications, Inc.

As noted above, Charter entered into Memoranda of Understanding on August 5, 2004 setting forth agreements in principle regarding settlement of the Consolidated Federal Class Action, the State Derivative Action(s) and the Federal Derivative Action (the “Actions”). Charter and various other defendants in those actions subsequently entered into Stipulations of Settlement dated as of January 24, 2005, setting forth a settlement of the Actions in a manner consistent with the terms of the Memoranda of Understanding. The Stipulations of Settlement, along with various supporting documentation, were filed with the Court on February 2, 2005. The Stipulations of Settlement provide that, in exchange for a release of all claims by plaintiffs against Charter and its former and present officers and directors named in the Actions, Charter will pay to the plaintiffs a combination of cash and equity collectively valued at $144 million, which will include the fees and expenses of plaintiffs’ counsel. Of this amount, $64 million will be paid in cash (by Charter’s insurance carriers) and the balance will be paid in shares of Charter Class A common stock having an aggregate value of $40 million and ten-year warrants to purchase shares of Charter Class A common stock having an aggregate warrant value of $40 million, with such values in each case being determined pursuant to formulas set forth in the Stipulations of Settlement. The warrants would have an exercise price equal to 150% of the fair market value (as defined) of Charter Class A common stock as of the date of the entry of the order of final judgment approving the settlement. In addition, Charter expects to issue additional shares of its Class A common stock to its insurance carrier having an aggregate value of $5 million. In the event that the valuation formula in the Stipulations provides for a per share value of less than $2.25, Charter may elect to terminate the settlement. As part of the settlements, Charter will also commit to a variety of corporate governance changes, internal practices and public disclosures, some of which have already been undertaken and none of which are inconsistent with measures Charter is taking in connection with the recent conclusion of the SEC investigation described below. Documents related to the settlement of the Actions have now been executed and filed. On February 15, 2005, the United States District Court for the Eastern District of Missouri gave preliminary approval to the settlement of the Actions. The settlement of each of the lawsuits remains conditioned upon, among other things, final judicial approval of the settlements following notice to the class, and dismissal with prejudice of the consolidated derivative actions now pending in Missouri State Court, which are related to the Federal Derivative Action.

In addition to the Federal Class Actions, the State Derivative Action(s), the new Missouri State Court derivative action and the Federal Derivative Action, six putative class action lawsuits were filed against Charter and certain of its then current directors and officers in the Court of Chancery of the State of Delaware (the “Delaware Class Actions”). The lawsuits were filed after the filing of a Schedule 13D amendment by Mr. Allen indicating that he was exploring a number of possible alternatives with respect to restructuring or expanding his ownership interest in Charter. We believe the plaintiffs speculated that Mr. Allen might have been contemplating an unfair bid for shares of Charter or some other sort of going private transaction on unfair terms and generally alleged that the defendants breached their fiduciary duties by participating in or acquiescing to such a transaction. The lawsuits, which are substantively identical, were brought on behalf of Charter’s securities holders as of July 29, 2002, and sought unspecified damages and possible injunctive relief. However, no such transaction by Mr. Allen has been presented. On April 30, 2004, orders of dismissal without prejudice were entered in each of the Delaware Class Actions.

The Delaware Class Actions consist of:

•	Eleanor Leonard, v. Paul G. Allen, Larry W. Wangberg, John H. Tory, Carl E. Vogel, Marc B. Nathanson, Nancy B. Peretsman, Ronald L. Nelson, William Savoy, and Charter Communications, Inc., filed on August 12, 2002;

•	Helene Giarraputo, on behalf of herself and all others similarly situated, v. Paul G. Allen, Carl E. Vogel, Marc B. Nathanson, Ronald L. Nelson, Nancy B. Peretsman, William Savoy, John H. Tory, Larry W. Wangberg, and Charter Communications, Inc., filed on August 13, 2002;

•	Ronald D. Wells, Whitney Counsil and Manny Varghese, on behalf of themselves and all others similarly situated, v. Charter Communications, Inc., Ronald L. Nelson, Paul G. Allen, Marc B. Nathanson, Nancy B. Peretsman, William Savoy, John H. Tory, Carl E. Vogel, Larry W. Wangberg, filed on August 13, 2002;

•	Gilbert Herman, on behalf of himself and all others similarly situated, v. Paul G. Allen, Larry W. Wangberg, John H. Tory, Carl E. Vogel, Marc B. Nathanson, Nancy B. Peretsman, Ronald L. Nelson, William Savoy, and Charter Communications, Inc., filed on August 14, 2002;

•	Stephen Noteboom, on behalf of himself and all others similarly situated, v. Paul G. Allen, Larry W. Wangberg, John H. Tory, Carl E. Vogel, Marc B. Nathanson, Nancy B. Peretsman, Ronald L. Nelson, William Savoy, and Charter Communications, Inc., filed on August 16, 2002; and

•	John Fillmore on behalf of himself and all others similarly situated, v. Paul G. Allen, Larry W. Wangberg, John H. Tory, Carl E. Vogel, Marc B. Nathanson, Nancy B. Peretsman, Ronald L. Nelson, William Savoy, and Charter Communications, Inc., filed on October 18, 2002.

Government Investigations

In August 2002, Charter became aware of a grand jury investigation being conducted by the U.S. Attorney’s Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers, and its reporting of amounts received from digital set-top terminal suppliers for advertising. The U.S. Attorney’s Office has publicly stated that Charter is not a target of the investigation. Charter was also advised by the U. S. Attorney’s Office that no current officer or member of its board of directors is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated customer account numbers. Each of the indicted former officers pled guilty to single conspiracy counts related to the original mail and wire fraud charges and are awaiting sentencing. Charter has informed us that it is fully cooperating with the investigation.

On November 4, 2002, Charter received an informal, non-public inquiry from the staff of the SEC. The SEC issued a formal order of investigation dated January 23, 2003, and subsequently served document and testimony subpoenas on Charter and a number of its former employees. The investigation and subpoenas generally concerned Charter’s prior reports with respect to its determination of the number of customers, and various of its accounting policies and practices including its capitalization of certain expenses and dealings with certain vendors, including programmers and digital set-top terminal suppliers. On July 27, 2004, the SEC and Charter reached a final agreement to settle the investigation. In the Settlement Agreement and Cease and Desist Order, Charter agreed to entry of an administrative order prohibiting any future violations of United States securities laws and requiring certain other remedial internal practices and public disclosures. Charter neither admitted nor denied any wrongdoing, and the SEC assessed no fine against Charter.

Indemnification

Charter is generally required to indemnify each of the named individual defendants in connection with the matters described above pursuant to the terms of its bylaws and (where applicable) such individual defendants’ employment agreements. In accordance with these documents, in connection with the pending grand jury investigation, the now settled SEC investigation and the above described lawsuits, some of Charter’s current and former directors and current and former officers have been advanced certain costs and expenses incurred in connection with their defense. The limited liability company agreement of CCH II and the bylaws of CCH II Capital may require CCH II and CCH II Capital, respectively, to indemnify Charter and the individual named defendants in connection with the matters set forth above. On February 22, 2005, Charter filed suit against four of its former officers who were indicted in the course of the grand jury investigation. These suits seek to recover the legal fees and other related expenses advanced to these individuals by Charter for the grand jury investigation, SEC investigation and class action and related lawsuits.

Other Litigation

In October 2001, two customers, Nikki Nicholls and Geraldine M. Barber, filed a class action suit against Charter Holdco in South Carolina Court of Common Pleas (the “South Carolina Class Action”), purportedly on behalf of a class of Charter Holdco’s customers, alleging that Charter Holdco improperly charged them a wire maintenance fee without request or permission. They also claimed that Charter Holdco improperly required them to rent analog and/or digital set-top terminals even though their television sets were “cable ready.” A substantively identical case was filed in the Superior Court of Athens — Clarke County, Georgia by Emma S. Tobar on March 26, 2002 (the “Georgia Class Action”), alleging a nationwide class for these claims. Charter Holdco removed the South Carolina

Class Action to the United States District Court for the District of South Carolina in November 2001, and moved to dismiss the suit in December 2001. The federal judge remanded the case to the South Carolina Court of Common Pleas in August 2002 without ruling on the motion to dismiss. The plaintiffs subsequently moved for a default judgment, arguing that upon return to state court, Charter Holdco should have, but did not file a new motion to dismiss. The state court judge granted the plaintiff’s motion over Charter Holdco’s objection in September 2002. Charter Holdco immediately appealed that decision to the South Carolina Court of Appeals and the South Carolina Supreme Court, but those courts ruled that until a final judgment was entered against Charter Holdco, they lacked jurisdiction to hear the appeal.

In January 2003, the Court of Common Pleas granted the plaintiffs’ motion for class certification. In October and November 2003, Charter Holdco filed motions (a) asking that court to set aside the default judgment, and (b) seeking dismissal of plaintiffs’ suit for failure to state a claim. In January 2004, the Court of Common Pleas granted in part and denied in part Charter Holdco’s motion to dismiss for failure to state a claim. It also took under advisement Charter Holdco’s motion to set aside the default judgment. In April 2004, the parties to both the Georgia and South Carolina Class Actions participated in a mediation. The mediator made a proposal to the parties to settle the lawsuits. In May 2004, the parties accepted the mediator’s proposal and reached a tentative settlement, subject to final documentation and court approval. As a result of the tentative settlement, we recorded a special charge of $9 million in our consolidated statement of operations in the first quarter of 2004. On July 8, 2004, the Superior Court of Athens — Clarke County, Georgia granted a motion to amend the Tobar complaint to add Nicholls, Barber and April Jones as plaintiffs in the Georgia Class Action and to add any potential class members in South Carolina. The court also granted preliminary approval of the proposed settlement on that date. On August 2, 2004, the parties submitted a joint request to the South Carolina Court of Common Pleas to stay the South Carolina Class Action pending final approval of the settlement and on August 17, 2004, that court granted the parties’ request. On November 10, 2004, the court granted final approval of the settlement, rejecting positions advanced by two objectors to the settlement. On December 13, 2004 the court entered a written order formally approving that settlement. On January 11, 2005, certain class members appealed the order entered by the Georgia court. Those objectors voluntarily dismissed their appeal with prejudice on February 8, 2005. On February 9, 2005, the South Carolina Court of Common Pleas entered a court order of dismissal for the South Carolina Class Action. Additionally, one of the objectors to this settlement recently filed a similar, but not identical, lawsuit.

The South Carolina Class Action was entitled:

•	Nikki Nicholls and Geraldine M. Barber, on behalf of themselves and all others similarly situated v. Charter Communications Holding Company, LLC and City of Spartanburg filed on October 29, 2001.

The Georgia Class Action was entitled:

•	Emma S. Tobar, Nikki Nicholls, Geraldine M. Barber and April Jones, on behalf of themselves and all others similarly situated v. Charter Communications Holding Company, LLC, et al, originally filed on March 26, 2002.

Outcome

In addition to the matters set forth above, Charter is also party to other lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after taking into account recorded liabilities, the outcome of these other lawsuits and claims are not expected to have a material adverse effect on our consolidated financial condition, results of operations or our liquidity.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

(A) Market Information

Our membership interests are not publicly traded.

(B) Holders

All of the membership interests of CCH II are owned by CCH I and indirectly by Charter Holdings. All of the outstanding capital stock of CCH II Capital Corp. is owned by CCH II.

(C) Dividends

None.

(D) Recent Sales of Unregistered Securities

During 2004, there were no unregistered sales of securities of CCH II or CCH II Capital Corp. other than those previously reported on a Form 10-Q or Form 8-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Certain Trends and Uncertainties” of this section and “Cautionary Statement Regarding Forward-Looking Statements,” which describes important factors that could cause actual results to differ from expectations and non-historical information contained herein. In addition, the following discussion should be read in conjunction with the audited consolidated financial statements of Charter Communications, Inc. and subsidiaries as of and for the years ended December 31, 2004, 2003 and 2002.

Introduction

In 2004, we completed several transactions that improved our liquidity. Our efforts in this regard resulted in the completion of a number of transactions in 2004, as follows:

•	the December 2004 sale by our subsidiaries, CCO Holdings, LLC and CCO Holdings Capital Corp., of $550 million of senior floating rate notes due 2010;

•	the April 2004 sale of $1.5 billion of senior second-lien notes by our subsidiary, Charter Operating, together with the concurrent refinancing of its credit facilities; and

•	the sale in the first half of 2004 of non-core cable systems for a total of $733 million, the proceeds of which were used to reduce indebtedness.

Historically, our ability to fund operations and investing activities has depended on our continued access to credit under our subsidiaries’ credit facilities. We expect we will continue to borrow under our subsidiaries’ credit facilities from time to time to fund cash needs. The occurrence of an event of default under our subsidiaries’ credit facilities could result in borrowings from these facilities being unavailable to us and could, in the event of a payment default or acceleration, trigger events of default under our notes and our subsidiaries’ outstanding notes and would have a material adverse effect on us. Approximately $30 million of indebtedness under our subsidiaries’ credit facilities is scheduled to mature during 2005. We expect to fund payment of such indebtedness through borrowings under our subsidiaries’ revolving credit facilities.

Overview of Operations

Approximately 86% of our revenues for the each of the years ended December 31, 2004 and 2003 are attributable to monthly subscription fees charged to customers for our video, high-speed data, telephone and commercial services provided by our cable systems. Generally, these customer subscriptions may be discontinued by the customer at any time. The remaining 14% of revenue is derived primarily from advertising revenues, franchise fee revenues, which are collected by us but then paid to local franchising authorities, pay-per-view and VOD programming where users are charged a fee for individual programs viewed, installation or reconnection fees charged to customers to commence or reinstate service, and commissions related to the sale of merchandise by home shopping services. We have increased revenues during the past three years, primarily through the sale of digital video and high-speed data services to new and existing customers and price increases on video services offset in part by dispositions of systems. Going forward, our goal is to increase revenues by stabilizing our analog video customer base, implementing price increases on certain services and packages and increasing the number of our customers who purchase high-speed data services, digital video and new products and services such as VOIP telephony, VOD, high definition television and DVR service. To accomplish this, we are increasing prices for certain services and we are offering new bundling of services combining digital video and our advanced services (such as high-speed data service and high definition television) at what we believe are attractive price points.

Our success in our efforts to grow revenues and improve margins will be impacted by our ability to compete against companies with often fewer regulatory burdens, easier access to financing, greater personnel resources, greater brand name recognition and long-established relationships with regulatory authorities and customers. Additionally, controlling our cost of operations is critical, particularly cable programming costs, which have historically increased at rates in excess of inflation and are expected to continue to increase. We are attempting to control our costs of operations by maintaining strict controls on expenses. More specifically, we are focused on managing our cost structure by renegotiating programming agreements to reduce the rate of historical increases in programming cost, managing our workforce to control increases and improve productivity, and leveraging our size in purchasing activities.

Our expenses primarily consist of operating costs, selling, general and administrative expenses, depreciation and amortization expense and interest expense. Operating costs primarily include programming costs, the cost of our workforce, cable service related expenses, advertising sales costs, franchise fees and expenses related to customer billings. Our income from operations decreased from $516 million for year ended December 31, 2003 to loss from operations of $2.0 billion for the year ended December 31, 2004. We had a negative operating margin (defined as income (loss) from operations divided by revenues) of 41% for the year ended December 31, 2004 whereas for the year ended December 31, 2003, we had a positive operating margin of 11%. The decline in income from operations and operating margin for the year ended December 31, 2004 is principally due to the impairment of franchises of $2.4 billion recorded in the third quarter of 2004. The year ended December 31, 2004 also includes a gain on the sale of certain cable systems to Atlantic Broadband Finance, LLC which is substantially offset by an increase in option compensation expense and special charges when compared to the year ended December 31, 2003.

We have a history of net losses. Further, we expect to continue to report net losses for the foreseeable future. Our net losses are principally attributable to insufficient revenue to cover the interest costs on our high level of debt, the depreciation expenses that we incur resulting from the capital investments we have made in our cable properties, and the amortization and impairment of our franchise intangibles. We expect that these expenses (other than impairment of franchises) will remain significant, and we therefore expect to continue to report net losses for the foreseeable future.

Results of Operations

The following table sets forth the percentages of revenues that items in the accompanying consolidated statements of operations constitute for the indicated periods (dollars in millions):

	Year Ended December 31,
	2004		2003
Revenues	$4,977	100%	$4,819	100%

Costs and Expenses:
Operating (excluding depreciation and amortization)	2,080	42%	1,952	40%
Selling, general and administrative	971	19%	940	20%
Depreciation and amortization	1,495	30%	1,453	30%
Impairment of franchises	2,433	49%	—	—
(Gain) loss on sale of fixed assets, net	(86)	(2)%	5	—
Option compensation expense, net	31	1%	4	—
Special charges, net	104	2%	21	—
Unfavorable contracts and other settlements	(5)	—	(72)	(1)%

	7,023	141%	4,303	89%

Income (loss) from operations	(2,046)	(41)%	516	11%

Interest expense, net	(726)		(545)
Gain on derivative instruments and hedging activities, net	69		65
Loss on extinguishment of debt	(21)		—
Other, net	3		(9)

Income (loss) before minority interest, income taxes and cumulative effect of accounting change	(2,721)		27
Minority interest	20		(29)

Loss before income taxes and cumulative effect of accounting change	(2,701)		(2)

Income tax benefit (expense)	35		(13)

Loss before cumulative effect of accounting change	(2,666)		(15)
Cumulative effect of accounting change, net of tax	(840)		—

Net loss	$(3,506)		$(15)

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues. Revenues increased by $158 million, or 3%, from $4.8 billion for the year ended December 31, 2003 to $5.0 billion for the year ended December 31, 2004. This increase is principally the result of an increase of 318,800 and 2,800 high-speed data customers and digital video customers, respectively, as well as price increases for video and high-speed data services, and is offset partially by a decrease of 439,800 analog video customers. Included in the reduction in analog video customers and reducing the increase in digital video and high-speed data customers are 230,800 analog video customers, 83,300 digital video customers and 37,800 high-speed data customers sold in the cable system sales to Atlantic Broadband Finance, LLC, which closed in March and April 2004 (collectively, with the cable system sale to WaveDivision Holdings, LLC in October 2003, referred to herein as the “Systems Sales”). The Systems Sales reduced the increase in revenues by $160 million. Our goal is to increase revenues by improving customer service which we believe will stabilize our analog video customer base, implementing price increases on certain services and packages and increasing the number of our customers who purchase high-speed data services, digital video and advanced products and services such as VOIP telephony, VOD, high definition television and DVR service.

Average monthly revenue per analog video customer increased from $61.92 for the year ended December 31, 2003 to $68.02 for the year ended December 31, 2004 primarily as a result of price increases and incremental revenues from advanced services. Average monthly revenue per analog video customer represents total annual revenue, divided by twelve, divided by the average number of analog video customers during the respective period.

Revenues by service offering were as follows (dollars in millions):

	Year Ended December 31,
	2004		2003		2004 over 2003
		% of		% of
	Revenues	Revenues	Revenues	Revenues	Change	% Change
Video	$3,373	68%	$3,461	72%	$(88)	(3)%
High-speed data	741	15%	556	12%	185	33%
Advertising sales	289	6%	263	5%	26	10%
Commercial	238	4%	204	4%	34	17%
Other	336	7%	335	7%	1	—

	$4,977	100%	$4,819	100%	$158	3%

Video revenues consist primarily of revenues from analog and digital video services provided to our non-commercial customers. Video revenues decreased by $88 million, or 3%, from $3.5 billion for the year ended December 31, 2003 to $3.4 billion for the year ended December 31, 2004. Approximately $116 million of the decrease was the result of the Systems Sales and approximately an additional $65 million related to a decline in analog video customers. These decreases were offset by increases of approximately $66 million resulting from price increases and incremental video revenues from existing customers and approximately $27 million resulting from an increase in digital video customers.

Revenues from high-speed data services provided to our non-commercial customers increased $185 million, or 33%, from $556 million for the year ended December 31, 2003 to $741 million for the year ended December 31, 2004. Approximately $163 million of the increase related to the increase in the average number of customers receiving high-speed data services, whereas approximately $35 million related to the increase in average price of the service. The increase in high-speed data revenues was reduced by approximately $12 million as a result of the Systems Sales.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales increased $26 million, or 10%, from $263 million for the year ended December 31, 2003 to $289 million for the year ended December 31, 2004 primarily as a result of an increase in national advertising campaigns and election related advertising. The increase was offset by a decrease of $7 million as a result of the System Sales. For the years ended December 31, 2004 and 2003, we received $16 million and $15 million, respectively, in advertising revenue from vendors.

Commercial revenues consist primarily of revenues from cable video and high-speed data services to our commercial customers. Commercial revenues increased $34 million, or 17%, from $204 million for the year ended December 31, 2003, to $238 million for the year ended December 31, 2004, primarily as a result of an increase in commercial high-speed data revenues. The increase was reduced by approximately $14 million as a result of the Systems Sales.

Other revenues consist of revenues from franchise fees, telephony revenue, equipment rental, customer installations, home shopping, dial-up Internet service, late payment fees, wire maintenance fees and other miscellaneous revenues. For the year ended December 31, 2004 and 2003, franchise fees represented approximately 49% and 48%, respectively, of total other revenues. Other revenues increased $1 million from $335 million for the year ended December 31, 2003 to $336 million for the year ended December 31, 2004. The increase was primarily the result of an increase in home shopping and infomercial revenue and was partially offset by approximately $11 million as a result of the Systems Sales.

Operating expenses. Operating expenses increased $128 million, or 7%, from $2.0 billion for the year ended December 31, 2003 to $2.1 billion for the year ended December 31, 2004. The increase in operating expenses was reduced by approximately $59 million as a result of the System Sales. Programming costs included in the accompanying consolidated statements of operations were $1.3 billion and $1.2 billion, representing 63% and 64%

of total operating expenses for the years ended December 31, 2004 and 2003, respectively. Key expense components as a percentage of revenues were as follows (dollars in millions):

	Year Ended December 31,
	2004		2003		2004 over 2003
		% of		% of		%
	Expenses	Revenues	Expenses	Revenues	Change	Change
Programming	$1,319	27%	$1,249	26%	$70	6%
Advertising sales	98	2%	88	2%	10	11%
Service	663	13%	615	12%	48	8%

	$2,080	42%	$1,952	40%	$128	7%

Programming costs consist primarily of costs paid to programmers for analog, premium and digital channels and pay-per-view programming. The increase in programming costs of $70 million, or 6%, for the year ended December 31, 2004 over the year ended December 31, 2003 was a result of price increases, particularly in sports programming, an increased number of channels carried on our systems, and an increase in digital video customers, partially offset by a decrease in analog video customers. Additionally, the increase in programming costs was reduced by $42 million as a result of the Systems Sales. Programming costs were offset by the amortization of payments received from programmers in support of launches of new channels of $59 million and $62 million for the years ended December 31, 2004 and 2003, respectively. Programming costs for the year ended December 31, 2004 also include a $5 million reduction related to the settlement of a dispute with TechTV, Inc., a related party. See Note 22 to the consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

In every year we have operated, our cable programming costs have increased in excess of the U.S. inflation and cost-of-living increases, and we expect them to continue to increase because of a variety of factors, including inflationary or negotiated annual increases, additional programming being provided to customers and increased costs to purchase or produce programming. In 2005, we expect programming costs to increase at a higher rate than in 2004. These costs will be determined in part on the outcome of programming negotiations in 2005 and will likely be subject to offsetting events or otherwise affected by factors similar to the ones mentioned in the preceding paragraph. Our increasing programming costs will result in declining operating margins for our video services to the extent we are unable to pass on cost increases to our customers. We expect to partially offset any resulting margin compression from our traditional video services with revenue from advanced video services, increased high-speed data revenues, advertising revenues and commercial service revenues.

Advertising sales expenses consist of costs related to traditional advertising services provided to advertising customers, including salaries, benefits and commissions. Advertising sales expenses increased $10 million, or 11%, primarily as a result of increased salary, benefit and commission costs. The increase in advertising sales expenses was reduced by $2 million as a result of the System Sales. Service costs consist primarily of service personnel salaries and benefits, franchise fees, system utilities, Internet service provider fees, maintenance and pole rental expense. The increase in service costs of $48 million, or 8%, resulted primarily from additional activity associated with ongoing infrastructure maintenance. The increase in service costs was reduced by $15 million as a result of the System Sales.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $31 million, or 3%, from $940 million for the year ended December 31, 2003 to $971 million for the year ended December 31, 2004. The increase in selling, general and administrative expenses was reduced by $22 million as a result of the System Sales. Key components of expense as a percentage of revenues were as follows (dollars in millions):

	Year Ended December 31,
	2004		2003		2004 over 2003
		% of		% of		%
	Expenses	Revenues	Expenses	Revenues	Change	Change
General and administrative	$849	17%	$833	18%	$16	2%
Marketing	122	2%	107	2%	15	14%

	$971	19%	$940	20%	$31	3%

General and administrative expenses consist primarily of salaries and benefits, rent expense, billing costs, call center costs, internal network costs, bad debt expense and property taxes. The increase in general and administrative expenses of $16 million, or 2%, resulted primarily from increases in costs associated with our commercial business of $21 million, third party call center costs resulting from increased emphasis on customer service of $10 million and bad debt expense of $10 million offset by decreases in costs associated with salaries and benefits of $21 million and rent expense of $3 million.

Marketing expenses increased $15 million, or 14%, as a result of an increased investment in marketing and branding campaigns.

Depreciation and amortization. Depreciation and amortization expense increased by $42 million, or 3%, to $1.5 billion in 2004. The increase in depreciation related to an increase in capital expenditures, which was partially offset by lower depreciation as the result of the Systems Sales.

Impairment of franchises. We performed an impairment assessment during the third quarter of 2004. The use of lower projected growth rates and the resulting revised estimates of future cash flows in our valuation, primarily as a result of increased competition, led to the recognition of a $2.4 billion impairment charge for the year ended December 31, 2004.

(Gain) loss on sale of fixed assets, net. Gain on sale of fixed assets of $86 million for the year ended December 31, 2004 primarily represents the pretax gain of $104 million realized on the sale of systems to Atlantic Broadband Finance, LLC which closed in March and April 2004 offset by losses recognized on the disposition of plant and equipment. Loss on sale of fixed assets of $5 million for the year ended December 31, 2003 represents the loss recognized on the disposition of plant and equipment offset by a gain of $21 million recognized on the sale of cable systems in Port Orchard, Washington which closed on October 1, 2003.

Option compensation expense, net. Option compensation expense of $31 million for the year ended December 31, 2004 primarily represents $22 million related to options granted and expensed in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. Additionally, during the year ended December 31, 2004, we expensed approximately $8 million related to a stock option exchange program, under which our employees were offered the right to exchange all stock options (vested and unvested) issued under the 1999 Charter Communications Option Plan and 2001 Stock Incentive Plan that had an exercise price over $10 per share for shares of restricted Charter Class A common stock or, in some instances, cash. The exchange offer closed in February 2004. Option compensation expense of $4 million for the year ended December 31, 2003 primarily represents options expensed in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. See Note 19 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for more information regarding our option compensation plans.

Special charges, net. Special charges of $104 million for the year ended December 31, 2004 represents approximately $85 million of aggregate value of the Charter Class A common stock and warrants to purchase Charter Class A common stock contemplated to be issued as part of a settlement of the consolidated federal class actions, state derivative actions and federal derivative action lawsuits, approximately $10 million of litigation costs related to the tentative settlement of a South Carolina national class action suit, all of which settlements are subject to final documentation and court approval and approximately $12 million of severance and related costs of our workforce reduction and realignment. Special charges for the year ended December 31, 2004 were offset by $3 million received from a third party in settlement of a dispute. Special charges of $21 million for the year ended December 31, 2003 represents approximately $26 million of severance and related costs of our workforce reduction partially offset by a $5 million credit from a settlement from the Internet service provider Excite@Home related to the conversion of about 145,000 high-speed data customers to our Charter Pipeline service in 2001.

Unfavorable contracts and other settlements. Unfavorable contracts and other settlements of $5 million for the year ended December 31, 2004 relates to changes in estimated legal reserves established in connection with prior business combinations, which based on an evaluation of current facts and circumstances, are no longer required.

Unfavorable contracts and other settlements of $72 million for the year ended December 31, 2003 represents the settlement of estimated liabilities recorded in connection with prior business combinations. The majority of this benefit (approximately $52 million) is due to the renegotiation in 2003 of a major programming contract, for which a liability had been recorded for the above market portion of that agreement in connection with a 1999 and a 2000 acquisition. The remaining benefit relates to the reversal of previously recorded liabilities, which are no longer required.

Interest expense, net. Net interest expense increased by $181 million, or 33%, from $545 million for the year ended December 31, 2003 to $726 million for the year ended December 31, 2004. The increase in net interest expense was a result of an increase in our average borrowing rate from 6.00% in the year ended December 31, 2003 to 7.38% in the year ended December 31, 2004 coupled with an increase of $509 million in average debt outstanding from $8.9 billion in 2003 to $9.4 billion in 2004.

Gain on derivative instruments and hedging activities, net. Net gain on derivative instruments and hedging activities increased $4 million from a gain of $65 million for the year ended December 31, 2003 to a gain of $69 million for the year ended December 31, 2004. The increase is primarily the result of an increase in gains on interest rate agreements that do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which increased from a gain of $57 million for the year ended December 31, 2003 to a gain of $65 million for the year ended December 31, 2004. This was coupled with a decrease in gains on interest rate agreements, as a result of hedge ineffectiveness on designated hedges, which decreased from $8 million for the year ended December 31, 2003 to $4 million for the year ended December 31, 2004.

Loss on extinguishment of debt. Loss on extinguishment of debt of $21 million for the year ended December 31, 2004 represents the write-off of deferred financing fees and third party costs related to the Charter Operating refinancing in April 2004.

Other, net. Net other expense decreased by $12 million from $9 million in 2003 to income of $3 million in 2004. Other expense in 2003 included $11 million associated with amending a revolving credit facility of our subsidiaries and costs associated with terminated debt transactions that did not recur in 2004. In addition, gains on equity investments increased $3 million in 2004 over 2003.

Minority interest. Minority interest represents the 2% accretion of the preferred membership interests in our indirect subsidiary, CC VIII, LLC, and since June 6, 2003, the pro rata share of the profits and losses of CC VIII, LLC.

Income tax benefit (expense). Income tax benefit of $35 million and income tax expense of $13 million was recognized for the years ended December 31, 2004 and 2003, respectively.

The income tax benefit recognized in the year ended December 31, 2004 was directly related to the impairment of franchises as discussed above. The deferred tax liabilities of our indirect corporate subsidiaries decreased as a result of the write-down of franchise assets for financial statement purposes, but not for tax purposes. We do not expect to recognize a similar benefit associated with the impairment of franchises in future periods. However, the actual tax provision calculations in future periods will be the result of current and future temporary differences, as well as future operating results.

The income tax expense recognized in the year ended December 31, 2003 represents increases in the deferred tax liabilities and current federal and state income tax expenses of certain of our indirect corporate subsidiaries.

Cumulative effect of accounting change, net of tax. Cumulative effect of accounting change of $840 million (net of minority interest effects of $19 million and tax effects of $16 million) in 2004 represents the impairment charge recorded as a result of our adoption of Emerging Issues Task Force (“EITF”) Topic D-108, Use of the Residual Method to Value Acquired Assets Other than Goodwill.

Net loss. Net loss increased by $3.5 billion from $15 million in 2003 to $3.5 billion in 2004 as a result of the factors described above. The impact to net loss in 2004 of the impairment of franchises and cumulative effect of accounting change was to increase net loss by approximately $3.0 billion. The impact to net loss in 2003 of the gain on sale of systems and unfavorable contracts and settlements, net of income tax impacts, was to decrease net loss by $93 million.

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Overview

Our business requires significant cash to fund debt service costs, capital expenditures and ongoing operations. We have historically funded these requirements through cash flows from operating activities, borrowings under our credit facilities, equity contributions from our parent companies, borrowings from our parent companies, sales of assets, issuances of debt securities and cash on hand. However, the mix of funding sources changes from period to period. For the year ended December 31, 2004, we generated $1.0 billion of net cash flows from operating activities, after paying cash interest of $693 million. In addition, we generated approximately $744 million in 2004 from sales of assets, substantially all of which was used to fund operations, including capital expenditures. Finally, we had net cash used in financing activities of $357 million, which included, among other things, $578 million of distributions primarily to fund parent company interest and in December 2004, CCO Holdings issued $550 million of notes. This debt issuance and the net cash flows from operating activities were the primary reasons cash on hand increased by $461 million to $546 million at December 31, 2004. The cash on hand was used to repay outstanding borrowings under the Charter Operating revolving credit facility, through a series of transactions executed in February 2005. We expect that our mix of sources of funds will continue to change in the future based on overall needs relative to our cash flow and on the availability of funds under the credit facilities of our subsidiaries, our access to the debt markets, the timing of possible asset sales and our ability to generate cash flows from operating activities. We do not presently consider future asset sales as a significant source of liquidity. However, we continue to explore asset dispositions as one of several possible actions that we could take in the future to improve our liquidity.

We expect that cash on hand, cash flows from operating activities and the amounts available under our credit facilities will be adequate to meet our and our parent companies cash needs in 2005. Cash flows from operating activities and amounts available under our credit facilities may not be sufficient to permit us to fund our operations and satisfy our parent companies’ principal repayment obligations that come due in 2006 and, we believe, such amounts will not be sufficient to fund our operations and satisfy such repayment obligations thereafter.

It is likely that we and our parent companies will require additional funding to repay debt maturing after 2006. We have been advised that our parent companies are working with their financial advisors to address such funding requirements. However, there can be no assurance that such funding will be available. Although Mr. Allen and his affiliates have purchased equity from the parent companies in the past, Mr. Allen and his affiliates are not obligated to purchase equity from, contribute to or loan funds to us or our parent companies in the future.

Credit Facilities and Covenants

Our ability to operate depends upon, among other things, our continued access to capital, including credit under the Charter Operating credit facilities. These credit facilities, along with our and our subsidiaries’ indentures, are subject to certain restrictive covenants, some of which require us to maintain specified financial ratios and meet financial tests and to provide audited financial statements with an unqualified opinion from our independent auditors. As of December 31, 2004, we were in compliance with the covenants under our indentures and credit facilities and the indentures of our subsidiaries, and we expect to remain in compliance with those covenants for the next twelve months. As of December 31, 2004, we had borrowing availability under our credit facilities of $804 million, none of which was restricted due to covenants. Continued access to our credit facilities is subject to our remaining in compliance with the applicable covenants of these credit facilities, including covenants tied to our operating performance. If our operating performance results in non-compliance with these covenants, or if any of certain other events of non-compliance under these credit facilities or indentures governing our debt occurs, funding under the credit facilities may not be available and defaults on some or potentially all of our debt obligations could occur. An event of default under the covenants governing any of our debt instruments could result in the acceleration of our payment obligations under that debt and, under certain circumstances, in cross-defaults under our other debt obligations, which could have a material adverse effect on our consolidated financial condition and results of operations.

The Charter Operating credit facilities require us to redeem the CC V Holdings notes within 45 days after the first date that the Charter Holdings leverage ratio is less than 8.75 to 1.0. In March 2005, CC V Holdings, LLC redeemed all of its outstanding notes, at 103.958% of principal amount, plus accrued and unpaid interest to the date of redemption. The total cost of the redemption including accrued and unpaid interest was approximately $122 million. We funded the redemption with borrowings under the Charter Operating credit facilities.

Parent Company Debt Obligations

Any financial or liquidity problems of our parent companies could cause serious disruption to our business and have a material adverse effect on our business and results of operations. A failure by Charter Holdings to satisfy its debt payment obligations or a bankruptcy filing with respect to Charter Holdings would give the lenders under the Charter Operating credit facilities the right to accelerate the payment obligations under these facilities. Any such acceleration would be a default under the indenture governing our notes. As of December 31, 2004, Charter had approximately $1.0 billion principal amount of senior convertible notes outstanding with approximately $156 million and $863 million maturing in 2006 and 2009, respectively.

As of December 31, 2004, Charter Holdings had approximately $8.9 billion principal amount of high-yield notes outstanding with approximately $451 million, $3.4 billion and $5.0 billion maturing in 2007, 2009 and thereafter, respectively. Charter and Charter Holdings will need to raise additional capital or receive distributions or payments from us in order to satisfy their debt obligations. However, because of their significant indebtedness, the ability of the parent companies to raise additional capital at reasonable rates is uncertain. The indentures governing the CCH II notes, CCO Holdings notes, and Charter Operating notes, however, restrict these entities and their subsidiaries from making distributions to their parent companies (including Charter, Charter Holdco and Charter Holdings) for payment of principal on the parent company debt obligations, in each case unless there is no default under the applicable indenture and a specified leverage ratio test is met at the time of such event. CCH II, CCO Holdings and Charter Operating meet the applicable leverage ratio test under each of their respective indentures, and as a result are not prohibited from making any such distributions to their respective direct parent at this time.

Charter is required to register by April 21, 2005 its recently issued 5.875% convertible notes due 2009. If these convertible notes are not registered by such date, Charter will incur liquidated damages as defined in the related indenture. If incurred, these liquidated damages will accrue at a rate from .25% to .50% per annum of the accreted principal amount of the convertible notes. Such amounts will accrue so long as the convertible notes remain unregistered, but not to exceed a maximum period of two years from the original issuance date and will be payable monthly in cash. In conjunction with issuing these convertible notes, Charter also filed a registration statement to sell up to 150 million shares of Charter’s Class A common stock pursuant to a share lending agreement. These shares are required to be registered by April 1, 2005. If such shares are not registered by such date, Charter will incur liquidated damages as defined in the related indenture. If incurred, these liquidated damages will accrue and can be paid in cash or additional principal on a monthly basis. These liquidated damages will accrue at a rate from .25% to .75% per month of the accreted principal amount of the convertible notes. Such amounts will accrue so long as the convertible notes remain unregistered, but not to exceed a maximum period of two years from the original issuance date.

Specific Limitations at Charter Holdings

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on Charter’s convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under the Charter Holdings’ indentures and other specified tests are met. For the quarter ended December 31, 2004, there was no default under Charter Holdings’ indentures and other specified tests were met. In addition, Charter

Holdings met the leverage ratio of 8.75 to 1.0 based on December 31, 2004 financial results. As a result, distributions from Charter Holdings to Charter or Charter Holdco are not currently restricted. Such distributions will again be restricted, however, if Charter Holdings fails to meet its leverage ratio test at the time of such event. In the past, Charter Holdings has from time to time failed to meet this leverage ratio test and there can be no assurance that Charter Holdings will satisfy this test in the future.

During periods when such distributions are restricted, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments in Charter Holdco or Charter, up to an amount determined by a formula, as long as there is no default under the indentures. As of December 31, 2004, Charter Holdco had $106 million in cash on hand and was owed $29 million in intercompany loans from its subsidiaries, which were available to pay interest on Charter’s 4.75% convertible senior notes, which is expected to be approximately $7 million in 2005. In addition, Charter has $144 million of securities pledged as security for the first six interest payments on Charter’s 5.875% convertible senior notes.

In the past, our parent companies have accessed the equity and high-yield debt markets as a source of capital to fund their subsidiaries’ operations. We believe that our parent companies’ continued access to the debt markets will depend on market conditions in light of, among other things, their significant levels of debt, their debt ratings, general economic conditions, and the business condition of the cable, telecommunications and technology industry. If they are unable to raise the required capital on reasonable terms, our parent companies could elect to cause us to distribute or otherwise pay to them (to the extent available and permitted by the indentures governing our and our subsidiaries’ notes) the necessary funds to pay principal and interest amounts due on Charter’s or Charter Holdings’ debt, which could negatively impact our liquidity. If, at any time, additional capital or borrowing capacity is required beyond amounts internally generated or available under our credit facilities or through additional debt or equity financings, we would consider:

•	issuing debt or equity at the Charter or Charter Holdco level, the proceeds of which could be loaned or contributed to us;

•	issuing debt securities that may have structural or other priority over our existing notes;

•	further reducing our expenses and capital expenditures, which may impair our ability to increase revenue;

•	selling assets; or

•	requesting waivers or amendments with respect to our credit facilities, the availability and terms of which would be subject to market conditions.

If the above strategies are not successful, we could be forced to restructure our obligations or seek protection under the bankruptcy laws. In addition, if we find it necessary to engage in a recapitalization or other similar transaction, our noteholders might not receive principal and interest payments to which they are contractually entitled.

Issuance of Charter Operating Notes in Exchange for Charter Holdings Notes

In March 2005, our subsidiary, Charter Operating, consummated exchange transactions with a small number of institutional holders of Charter Holdings 8.25% Senior Notes due 2007 pursuant to which Charter Operating will issue, in a private placement, approximately $271 million principal amount of new notes with terms identical to Charter Operating’s 8.375% Senior Second Lien Notes due 2014 in exchange for approximately $284 million of the Charter Holdings 8.25% Senior Notes due 2007.

Sale of Assets

In March 2004, we closed the sale of certain cable systems in Florida, Pennsylvania, Maryland, Delaware and West Virginia to Atlantic Broadband Finance, LLC. We closed the sale of an additional cable system in New York to Atlantic Broadband Finance, LLC in April 2004. Subject to post-closing contractual adjustments, the total net proceeds from the sale of all of these systems were approximately $733 million. The proceeds were used to repay a portion of our credit facilities.

Summary of Outstanding Contractual Obligations

The following table summarizes our payment obligations as of December 31, 2004 under our long-term debt and certain other contractual obligations and commitments (dollars in millions).

	Payments by Period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Contractual Obligations
Long-Term Debt Principal Payments (1)	$9,893	$30	$310	$1,637	$7,916
Long-Term Debt Interest Payments (2)	4,927	737	1,567	1,482	1,141
Payments on Interest Rate Instruments (3)	81	50	31	—	—
Capital and Operating Lease Obligations (1)	88	23	30	17	18
Programming Minimum Commitments (4)	1,579	318	719	542	—
Other (5)	272	62	97	46	67

Total	$16,840	$1,220	$2,754	$3,724	$9,142

(1)	The table presents maturities of long-term debt outstanding as of December 31, 2004 and does not reflect the effects of the March 2005 redemption of the CC V Holdings, LLC notes. Refer to Notes 9 and 20 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for a description of our long-term debt and other contractual obligations and commitments.

(2)	Interest payments on variable debt are estimated using amounts outstanding at December 31, 2004 and the average implied forward London Interbank Offering Rate (LIBOR) rates applicable for the quarter during the interest rate reset based on the yield curve in effect at December 31, 2004. Actual interest payments will differ based on actual LIBOR rates and actual amounts outstanding for applicable periods.

(3)	Represents amounts we will be required to pay under our interest rate hedge agreements estimated using the average implied forward LIBOR applicable rates for the quarter during the interest rate reset based on the yield curve in effect at December 31, 2004.

(4)	We pay programming fees under multi-year contracts ranging from three to six years typically based on a flat fee per customer, which may be fixed for the term or may in some cases, escalate over the term. Programming costs included in the accompanying statements of operations were $1.3 billion, $1.2 billion and $1.2 billion for the years ended December 31, 2004, 2003 and 2002, respectively. Certain of our programming agreements are based on a flat fee per month or have guaranteed minimum payments. The table sets forth the aggregate guaranteed minimum commitments under our programming contracts.

(5)	“Other” represents other guaranteed minimum commitments, which consist primarily of commitments to our billing services vendors.

The following items are not included in the contractual obligations table because the obligations are not fixed and/or determinable due to various factors discussed below. However, we incur these costs as part of our operations:

•	We also rent utility poles used in our operations. Generally, pole rentals are cancelable on short notice, but we anticipate that such rentals will recur. Rent expense incurred for pole rental attachments for the years ended December 31, 2004, 2003 and 2002, was $43 million, $40 million and $41 million, respectively.

•	We pay franchise fees under multi-year franchise agreements based on a percentage of revenues earned from video service per year. We also pay other franchise related costs, such as public education grants under multi-year agreements. Franchise fees and other franchise-related costs included in the accompanying statements of operations were $164 million, $162 million and $160 million for the years ended December 31, 2004, 2003 and 2002, respectively.

•	We also have $166 million in letters of credit, primarily to our various worker’s compensation, property casualty and general liability carriers as collateral for reimbursement of claims. These letters of credit reduce the amount we may borrow under our credit facilities.

Historical Operating, Financing and Investing Activities

We held $546 million in cash and cash equivalents as of December 31, 2004 compared to $85 million as of December 31, 2003. The increase in cash and cash equivalents reflects the proceeds of the sale of the CCO Holdings notes in December 2004. The cash on hand was used to repay outstanding borrowings under the Charter Operating revolving credit facility through a series of transactions executed in February 2005.

Operating Activities. Net cash provided by operating activities decreased $312 million, or 24%, from $1.3 billion for the year ended December 31, 2003 to $1.0 billion for the year ended December 31, 2004. For the year ended December 31, 2004, net cash provided by operating activities decreased primarily as a result of changes in operating assets and liabilities that used $114 million more cash during the year ended December 31, 2004 than the corresponding period in 2003 and an increase in cash interest expense of $192 million over the corresponding prior period. The change in operating assets and liabilities is primarily the result of the benefit in the year ended December 31, 2003 from collection of receivables from programmers related to network launches, while accounts receivable remained essentially flat in the year ended December 31, 2004.

Investing Activities. Net cash used in investing activities for the years ended December 31, 2004 and 2003 was $191 million and $757 million, respectively. Investing activities used $566 million less cash during the year ended December 31, 2004 than the corresponding period in 2003 primarily as a result of cash provided by proceeds from the sale of certain cable systems to Atlantic Broadband Finance, LLC offset by increased cash used for capital expenditures.

Financing Activities. Net cash used in financing activities for the year ended December 31, 2004 and 2003 was $357 million and $789 million, respectively. The decrease in cash used during the year ended December 31, 2004, as compared to the corresponding period in 2003, was primarily the result of an increase in borrowings of long-term debt and proceeds from issuance of debt reduced by repayments of long-term debt.

Capital Expenditures

We have significant ongoing capital expenditure requirements. However, we experienced a significant decline in such requirements starting in 2003. This decline was primarily the result of a substantial reduction in rebuild costs as our network had been largely upgraded and rebuilt in prior years. Capital expenditures, excluding acquisitions of cable systems, were $893 million and $804 million for the years ended December 31, 2004 and 2003, respectively. The majority of the capital expenditures in 2004 and 2003 related to our customer premise equipment costs. See the table below for more details.

Upgrading our cable systems has enabled us to offer digital television, high-speed data services, VOD, interactive services, additional channels and tiers, and expanded pay-per-view options to a larger customer base. Our capital expenditures are funded primarily from cash flows from operating activities, the issuance of debt and borrowings under credit facilities. In addition, during the years ended December 31, 2004 and 2003, our liabilities related to capital expenditures decreased $33 million and $41 million, respectively.

During 2005, we expect capital expenditures to increase to approximately $1 billion. The increase in capital expenditures for 2005 compared to 2004 is the result of expected increases in telephony services and deployment of advanced digital boxes. We expect that the nature of these expenditures will continue to be composed primarily of purchases of customer premise equipment and for scalable infrastructure costs. We expect to fund capital expenditures for 2005 primarily from cash flows from operating activities and borrowings under our credit facilities.

We have adopted capital expenditure disclosure guidance, which was developed by eleven publicly traded cable system operators, including Charter, with the support of the National Cable & Telecommunications Association (“NCTA”). The disclosure is intended to provide more consistency in the reporting of operating statistics in capital expenditures and customers among peer companies in the cable industry. These disclosure guidelines are not required disclosure under GAAP, nor do they impact our accounting for capital expenditures under GAAP.

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the years ended December 31, 2004 and 2003 (dollars in millions):

	For the years ended
	December 31,
	2004	2003
Customer premise equipment (a)	$451	$380
Scalable infrastructure (b)	108	66
Line extensions (c)	131	130
Upgrade/Rebuild (d)	49	132
Support capital (e)	154	96

Total capital expenditures (f)	$893	$804

(a)	Customer premise equipment includes costs incurred at the customer residence to secure new customers, revenue units and additional bandwidth revenues. It also includes customer installation costs in accordance with SFAS 51 and customer premise equipment (e.g., set-top terminals and cable modems, etc.).

(b)	Scalable infrastructure includes costs, not related to customer premise equipment or our network, to secure growth of new customers, revenue units and additional bandwidth revenues or provide service enhancements (e.g., headend equipment).

(c)	Line extensions include network costs associated with entering new service areas (e.g., fiber/coaxial cable, amplifiers, electronic equipment, make-ready and design engineering).

(d)	Upgrade/rebuild includes costs to modify or replace existing fiber/coaxial cable networks, including betterments.

(e)	Support capital includes costs associated with the replacement or enhancement of non-network assets due to technological and physical obsolescence (e.g., non-network equipment, land, buildings and vehicles).

(f)	Represents all capital expenditures made in 2004 and 2003, respectively.

Description of Our Outstanding Debt

As of December 31, 2004, our actual total debt was approximately $9.9 billion, as summarized below (dollars in millions):

	December 31, 2004		Semi-Annual	Start Date for
	Face	Accreted	Interest Payment	Interest Payment	Maturity
	Value	Value(a)	Dates	on Discount Notes	Date(b)
CCH II, LLC:
10.250% senior notes due 2010	$1,601	$1,601	3/15 & 9/15		9/15/10
CCO Holdings, LLC:
8 3/4% senior notes due 2013	500	500	5/15 & 11/15		11/15/13
			3/15, 6/15,
Senior floating rate notes due 2010	550	550	9/15 & 12/15		12/15/10
Charter Operating:
8% senior second-lien notes due 2012	1,100	1,100	4/30 & 10/30		4/30/12
8 3/8% senior second-lien notes due 2014	400	400	4/30 & 10/30		4/30/14
Renaissance Media Group LLC:
10.000% senior discount notes due 2008	114	116	4/15 & 10/15	10/15/03	4/15/08
CC V Holdings, LLC:
11.875% senior discount notes due 2008 (c)	113	113	6/1 & 12/1	6/1/04	12/1/08
Credit Facilities:
Charter Operating	5,515	5,515

	$9,893	$9,895

(a)	The accreted value presented above represents the face value of the notes less the original issue discount at the time of sale plus the accretion to the balance sheet date.

(b)	In general, the obligors have the right to redeem all of the notes set forth in the above table in whole or part at their option, beginning at various times prior to their stated maturity dates, subject to certain conditions, upon the payment of the outstanding principal amount (plus a specified redemption premium) and all accrued and unpaid interest. For additional information, see Note 9 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

(c)	The Charter Operating credit facilities required us to redeem the CC V Holdings notes within 45 days after the first date that the Charter Holdings leverage ratio is less than 8.75 to 1.0. In March 2005, CC V Holdings, LLC redeemed all of its outstanding notes, at 103.958% of principal amount, plus accrued and unpaid interest to the date of redemption. We are not required to redeem any of the other notes listed above prior to their stated maturity dates.

As of December 31, 2004 and 2003, our long-term debt totaled approximately $9.9 billion and $9.6 billion, respectively. This debt was comprised of approximately $5.5 billion and $7.2 billion of credit facility debt and $4.4 billion and $2.3 billion principal amount of high-yield notes at December 31, 2004 and 2003, respectively.

As of December 31, 2004 and 2003, the weighted average interest rate on the credit facility debt was approximately 6.8% and 5.4%, respectively, and the weighted average interest rate on the high-yield notes was approximately 8.9% and 10.0%, respectively, resulting in a blended weighted average interest rate of 7.8% and 6.5%, respectively. The interest rate on approximately 66% and 60% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate hedge agreements as of December 31, 2004 and 2003, respectively. The fair value of our high-yield notes was $4.6 billion and $2.4 billion at December 31, 2004 and 2003, respectively. The fair value of our credit facilities was $5.5 billion and $6.9 billion at December 31, 2004 and 2003, respectively. The fair value of high-yield notes is based on quoted market prices, and the fair value of the credit facilities is based on dealer quotations.

The following description is a summary of certain material provisions of the amended and restated Charter Operating credit facilities and our public notes (collectively, the “Debt Agreements”). The summary does not restate the terms of the Debt Agreements in their entirety, nor does it describe all terms of the Debt Agreements. The agreements and instruments governing each of the Debt Agreements are complicated and you should consult such agreements and instruments for more detailed information regarding the Debt Agreements.

Charter Operating Credit Facilities - General

The Charter Operating credit facilities were amended and restated concurrently with the sale of $1.5 billion senior second-lien notes in April 2004, among other things, to defer maturities and increase availability under these facilities and to enable Charter Operating to acquire the interests of the lenders under the CC VI Operating, CC VIII Operating and Falcon credit facilities, thereby consolidating all credit facilities under one amended and restated Charter Operating credit agreement.

The Charter Operating credit facilities:

•	provide borrowing availability of up to $6.5 billion;

•	provide for two term facilities:

(i)	a Term A facility with a total principal amount of $2.0 billion, of which 12.5% matures in 2007, 30% matures in 2008, 37.5% matures in 2009 and 20% matures in 2010; and

(ii)	a Term B facility with a total principal amount of $3.0 billion, which shall be repayable in 27 equal quarterly installments aggregating in each loan year to 1% of the original amount of the Term B facility, with the remaining balance due at final maturity in 2011; and

•	provide for a revolving credit facility, in a total amount of $1.5 billion, with a maturity date in 2010.

Amounts outstanding under the Charter Operating credit facilities bear interest, at Charter Operating’s election, at a base rate or the Eurodollar rate, as defined, plus a margin for Eurodollar loans of up to 3.00% for the Term A facility and revolving credit facility, and up to 3.25% for the Term B facility, and for base rate loans of up to 2.00% for the Term A facility and revolving credit facility, and up to 2.25% for the Term B facility. A quarterly commitment fee of up to .75% is payable on the average daily unborrowed balance of the revolving credit facilities.

The obligations of our subsidiaries under the Charter Operating credit facilities (the “Obligations”) are guaranteed by Charter Operating’s immediate parent company, CCO Holdings, and the subsidiaries of Charter Operating, except for immaterial subsidiaries and subsidiaries precluded from guaranteeing by reason of the provisions of other indebtedness to which they are subject (the “non-guarantor subsidiaries”, primarily Renaissance and its subsidiaries). The Obligations are also secured by (i) a lien on all of the assets of Charter Operating and its subsidiaries (other than assets of the non-guarantor subsidiaries), to the extent such lien can be perfected under the Uniform Commercial Code by the filing of a financing statement, and (ii) by a pledge by CCO Holdings of the equity interests owned by it in Charter Operating or any of Charter Operating’s subsidiaries, as well as intercompany obligations owing to it by any of such entities. Upon the Charter Holdings Leverage Ratio (as defined in the indenture governing the Charter Holdings senior notes and senior discount notes) being under 8.75 to 1.0, the Charter Operating credit facilities require that the 11.875% notes due 2008 issued by CC V Holdings, LLC be redeemed. Because such Leverage Ratio was determined to be under 8.75 to 1.0, in March 2005, CC V Holdings, LLC redeemed such notes. Following such redemption, CC V Holdings, LLC and its subsidiaries (other than non-guarantor subsidiaries) guaranteed the Obligations and granted a lien on all of their assets as to which a lien can be perfected under the Uniform Commercial Code by the filing of a financing statement.

Charter Operating Credit Facilities — Restrictive Covenants

The Charter Operating credit facilities contain representations and warranties, and affirmative and negative covenants customary for financings of this type. The financial covenants measure performance against standards set for leverage, debt service coverage, and interest coverage, tested as of the end of each quarter. The maximum allowable leverage ratio is 4.25 to 1.0 until maturity, tested as of the end of each quarter beginning September 30, 2004. Additionally, the Charter Operating credit facilities contain provisions requiring mandatory loan prepayments under specific circumstances, including when significant amounts of assets are sold and the proceeds are not reinvested in assets useful in the business of the borrower within a specified period, and upon the incurrence of certain indebtedness when the ratio of senior first lien debt to operating cash flow is greater than 2.0 to 1.0.

The Charter Operating credit facilities permit Charter Operating and its subsidiaries to make distributions to pay interest on the Charter Operating senior second-lien notes, the CCH II senior notes, the CCO Holdings senior notes, the Charter convertible senior notes and the Charter Holdings senior notes, provided that, among other things, no default has occurred and is continuing under the Charter Operating credit facilities. Conditions to future borrowings include absence of a default or an event of default under the Charter Operating credit facilities and the continued accuracy in all material respects of the representations and warranties, including the absence since December 31, 2003 of any event, development or circumstance that has had or could reasonably be expected to have a material adverse effect on our business.

The events of default under the Charter Operating credit facilities include, among other things:

(i)	the failure to make payments when due or within the applicable grace period,

(ii)	the failure to comply with specified covenants, including but not limited to a covenant to deliver audited financial statements with an unqualified opinion from our independent auditors,

(iii)	the failure to pay or the occurrence of events that cause or permit the acceleration of other indebtedness owing by CCO Holdings, Charter Operating or Charter Operating’s subsidiaries in amounts in excess of $50 million in aggregate principal amount,

(iv)	the failure to pay or the occurrence of events that result in the acceleration of other indebtedness owing by certain of CCO Holdings’ direct and indirect parent companies in amounts in excess of $200 million in aggregate principal amount,

(v)	Paul Allen and/or certain of his family members and/or their exclusively owned entities (collectively, the “Paul Allen Group”) ceasing to have the power, directly or indirectly, to vote at least 35% of the ordinary voting power of Charter Operating,

(vi)	the consummation of any transaction resulting in any person or group (other than the Paul Allen Group) having power, directly or indirectly, to vote more than 35% of the ordinary voting power of Charter Operating, unless the Paul Allen Group holds a greater share of ordinary voting power of Charter Operating,

(vii)	certain of Charter Operating’s indirect or direct parent companies having indebtedness in excess of $500 million aggregate principal amount which remains undefeased three months prior to the final maturity of such indebtedness, and

(viii)	Charter Operating ceasing to be a wholly-owned direct subsidiary of CCO Holdings, except in certain very limited circumstances.

Outstanding Notes

CCH II, LLC Notes

In September 2003, CCH II and CCH II Capital Corp. jointly issued approximately $1.6 billion total principal amount of 10.25% senior notes due 2010. The CCH II notes are general unsecured obligations of CCH II and CCH II Capital Corp. They rank equally with all other current or future unsubordinated obligations of CCH II and CCH II Capital Corp. The CCH II notes are structurally subordinated to all obligations of subsidiaries of CCH II, including the CCO Holdings notes, the Renaissance notes, the CC V Holdings notes, the Charter Operating credit facilities and the Charter Operating notes.

Interest on the CCH II notes accrues at 10.25% per annum and is payable semi-annually in arrears on each March 15 and September 15, commencing on March 15, 2004.

At any time prior to September 15, 2006, the issuers of the CCH II notes may redeem up to 35% of the total principal amount of the CCH II notes on a pro rata basis at a redemption price equal to 110.25% of the principal amount of CCH II notes redeemed, plus any accrued and unpaid interest.

On or after September 15, 2008, the issuers of the CCH II notes may redeem all or a part of the notes at a redemption price that declines ratably from the initial redemption price of 105.125% to a redemption price on or after September 15, 2009 of 100% of the principal amount of the CCH II notes redeemed, plus, in each case, any accrued and unpaid interest.

In the event of specified change of control events, CCH II must offer to purchase the outstanding CCH II notes from the holders at a purchase price equal to 101% of the total principal amount of the notes, plus any accrued and unpaid interest.

The indenture governing the CCH II notes contains restrictive covenants that limit certain transactions or activities by CCH II and its restricted subsidiaries, including the covenants summarized below. Substantially all of CCH II’s direct and indirect subsidiaries are currently restricted subsidiaries.

The covenant in the indenture governing the CCH II notes that restricts incurrence of debt and issuance of preferred stock permits CCH II and its subsidiaries to incur or issue specified amounts of debt or preferred stock, if, after giving effect to the incurrence, CCH II could meet a leverage ratio (ratio of consolidated debt to four times EBITDA from the most recent fiscal quarter for which internal financial reports are available) of 5.5 to 1.0.

In addition, regardless of whether the leverage ratio could be met, so long as no default exists or would result from the incurrence or issuance, CCH II and its restricted subsidiaries are permitted to incur or issue:

•	up to $9.75 billion of debt under credit facilities, including debt under credit facilities outstanding on the issue date of the CCH II notes,

•	up to $75 million of debt incurred to finance the purchase or capital lease of new assets,

•	up to $300 million of additional debt for any purpose, and

•	other items of indebtedness for specific purposes such as intercompany debt, refinancing of existing debt, and interest rate swaps to provide protection against fluctuation in interest rates.

The restricted subsidiaries of CCH II are generally not permitted to issue debt securities contractually subordinated to other debt of the issuing subsidiary or preferred stock, in either case in any public or Rule 144A offering.

The CCH II indenture permits CCH II and its restricted subsidiaries to incur debt under one category, and later reclassify that debt into another category. Our and our subsidiaries’ credit agreements generally impose more restrictive limitations on incurring new debt than the CCH II indenture, so we and our subsidiaries that are subject to credit agreements are not permitted to utilize the full debt incurrence that would otherwise be available under the CCH II indenture covenants.

Generally, under the CCH II indenture, CCH II and its restricted subsidiaries are permitted to pay dividends on equity interests, repurchase interests, or make other specified restricted payments only if CCH II can incur $1.00 of new debt under the leverage ratio test, which requires that CCH II meet a 5.5 to 1.0 leverage ratio after giving effect to the transaction, and if no default exists or would exist as a consequence of such incurrence. If those conditions are met, restricted payments in a total amount of up to 100% of CCH II’s consolidated EBITDA, as defined, minus 1.3 times its consolidated interest expense, plus 100% of new cash and non-cash equity proceeds received by CCH II and not allocated to the debt incurrence covenant, all cumulatively from the fiscal quarter commenced July 1, 2003, plus $100 million.

In addition, CCH II may make distributions or restricted payments, so long as no default exists or would be caused by transactions:

•	to repurchase management equity interests in amounts not to exceed $10 million per fiscal year,

•	regardless of the existence of any default, to pay pass-through tax liabilities in respect of ownership of equity interests in CCH II or its restricted subsidiaries,

•	regardless of the existence of any default, to pay interest when due on Charter Holdings notes, to pay, so long as there is no default, interest on the convertible senior notes (including the notes) of Charter, to purchase, redeem or refinance, so long as CCH II could incur $1.00 of indebtedness under the 5.5 to 1.0 leverage ratio test referred to above and there is no default, Charter Holdings notes, Charter notes, and other direct or indirect parent company notes (including the CCH II notes),

•	to make distributions in connection with the private exchanges pursuant to which the CCH II notes were issued, and

•	other specified restricted payments including merger fees up to 1.25% of the transaction value, repurchases using concurrent new issuances, and certain dividends on existing subsidiary preferred equity interests.

The indenture governing the CCH II notes restricts CCH II and its restricted subsidiaries from making investments, except specified permitted investments, or creating new unrestricted subsidiaries, if there is a default under the indenture or if CCH II could not incur $1.00 of new debt under the 5.5 to 1.0 leverage ratio test described above after giving effect to the transaction.

Permitted investments include:

•	investments by CCH II and its restricted subsidiaries in CCH II and in other restricted subsidiaries, or entities that become restricted subsidiaries as a result of the investment,

•	investments aggregating up to 100% of new cash equity proceeds received by CCH II since September 23, 2003 to the extent the proceeds have not been allocated to the restricted payments covenant described above,

•	investments resulting from the private exchanges pursuant to which the CCH II notes were issued,

•	other investments up to $750 million outstanding at any time, and

•	certain specified additional investments, such as investments in customers and suppliers in the ordinary course of business and investments received in connection with permitted asset sales.

CCH II is not permitted to grant liens on its assets other than specified permitted liens. Permitted liens include liens securing debt and other obligations incurred under our subsidiaries’ credit facilities, liens securing the purchase price of new assets, other liens securing indebtedness up to $50 million and specified liens incurred in the ordinary course of business. The lien covenant does not restrict liens on assets of subsidiaries of CCH II.

CCO Holdings, LLC Notes

8 3/4% Senior Notes due 2013

In November 2003, CCO Holdings and CCO Holdings Capital Corp. jointly issued $500 million total principal amount of 8 3/4% senior notes due 2013. The CCO Holdings notes are general unsecured obligations of CCO Holdings and CCO Holdings Capital Corp. They rank equally with all other current or future unsubordinated obligations of CCO Holdings and CCO Holdings Capital Corp. The CCO Holdings notes are structurally subordinated to all obligations of CCO Holdings’ subsidiaries, including the Renaissance notes, the CC V Holdings notes, the Charter Operating credit facilities and the Charter Operating notes.

Interest on the CCO Holdings senior notes accrues at 8 3/4% per year and is payable semi-annually in arrears on each May 15 and November 15.

At any time prior to November 15, 2006, the issuers of the CCO Holdings senior notes may redeem up to 35% of the total principal amount of the CCO Holdings senior notes to the extent of public equity proceeds they have received on a pro rata basis at a redemption price equal to 108.75% of the principal amount of CCO Holdings senior notes redeemed, plus any accrued and unpaid interest.

On or after November 15, 2008, the issuers of the CCO Holdings senior notes may redeem all or a part of the notes at a redemption price that declines ratably from the initial redemption price of 104.375% to a redemption price on or after November 15, 2011 of 100.0% of the principal amount of the CCO Holdings senior notes redeemed, plus, in each case, any accrued and unpaid interest.

Senior Floating Rate Notes Due 2010

In December 2004, CCO Holdings and CCO Holdings Capital Corp. jointly issued $550 million total principal amount of senior floating rate notes due 2010.

Interest on the CCO Holdings senior floating rate notes accrues at the LIBOR rate plus 4.125% annually, from December 15, 2004 or, if interest already has been paid, from the date it was most recently paid. Interest is reset and payable quarterly in arrears on each March 15, June 15, September 15 and December 15, commencing on March 15, 2005.

At any time prior to December 15, 2006, the issuers of the senior floating rate notes may redeem up to 35% of the notes in an amount not to exceed the amount of proceeds of one or more public equity offerings at a redemption price equal to 100% of the principal amount, plus a premium equal to the interest rate per annum applicable to the notes on the date notice of redemption is given, plus accrued and unpaid interest, if any, to the redemption date, provided that at least 65% of the original aggregate principal amount of the notes issued remains outstanding after the redemption.

The issuers of the senior floating rate notes may redeem the notes in whole or in part at the issuers’ option from December 15, 2006 until December 14, 2007 for 102% of the principal amount, from December 15, 2007 until December 14, 2008 for 101% of the principal amount and from and after December 15, 2008, at par, in each case, plus accrued and unpaid interest.

Additional terms of the CCO Holdings Senior Notes and Senior Floating Rate Notes

The CCO Holdings notes are general unsecured obligations of CCO Holdings and CCO Holdings Capital Corp. They rank equally with all other current or future unsubordinated obligations of CCO Holdings and CCO Holdings Capital Corp. The CCO Holdings notes are structurally subordinated to all obligations of subsidiaries of CCO Holdings, including the Renaissance notes, the CC V Holdings notes, the Charter Operating notes and the Charter Operating credit facilities.

In the event of specified change of control events, CCO Holdings must offer to purchase the outstanding CCO Holdings senior notes from the holders at a purchase price equal to 101% of the total principal amount of the notes, plus any accrued and unpaid interest.

The indenture governing the CCO Holdings senior notes contains restrictive covenants that limit certain transactions or activities by CCO Holdings and its restricted subsidiaries, including the covenants summarized below. Substantially all of CCO Holdings’ direct and indirect subsidiaries are currently restricted subsidiaries.

The covenant in the indenture governing the CCO Holdings senior notes that restricts incurrence of debt and issuance of preferred stock permits CCO Holdings and its subsidiaries to incur or issue specified amounts of debt or preferred stock, if, after giving pro forma effect to the incurrence or issuance, CCO Holdings could meet a leverage ratio (ratio of consolidated debt to four times EBITDA, as defined, from the most recent fiscal quarter for which internal financial reports are available) of 4.5 to 1.0.

In addition, regardless of whether the leverage ratio could be met, so long as no default exists or would result from the incurrence or issuance, CCO Holdings and its restricted subsidiaries are permitted to incur or issue:

•	up to $9.75 billion of debt under credit facilities, including debt under credit facilities outstanding on the issue date of the CCO Holdings senior notes,

•	up to $75 million of debt incurred to finance the purchase or capital lease of new assets,

•	up to $300 million of additional debt for any purpose, and

•	other items of indebtedness for specific purposes such as intercompany debt, refinancing of existing debt, and interest rate swaps to provide protection against fluctuation in interest rates.

The restricted subsidiaries of CCO Holdings are generally not permitted to issue debt securities contractually subordinated to other debt of the issuing subsidiary or preferred stock, in either case in any public or Rule 144A offering.

The CCO Holdings indenture permits CCO Holdings and its restricted subsidiaries to incur debt under one category, and later reclassify that debt into another category. The Charter Operating credit facilities generally impose more restrictive limitations on incurring new debt than CCO Holdings’ indenture, so our subsidiaries that are subject to credit facilities are not permitted to utilize the full debt incurrence that would otherwise be available under the CCO Holdings indenture covenants.

Generally, under CCO Holdings’ indenture:

•	CCO Holdings and its restricted subsidiaries are permitted to pay dividends on equity interests, repurchase interests, or make other specified restricted payments only if CCO Holdings can incur $1.00 of new debt under the leverage ratio test, which requires that CCO Holdings meet a 4.5 to 1.0 leverage ratio after giving effect to the transaction, and if no default exists or would exist as a consequence of such incurrence. If those conditions are met, restricted payments in a total amount of up to 100% of CCO Holdings’ consolidated EBITDA, as defined, minus 1.3 times its consolidated interest expense, plus 100% of new cash and appraised non-cash equity proceeds received by CCO Holdings and not allocated to the debt incurrence covenant, all cumulatively from the fiscal quarter commenced on October 1, 2003, plus $100 million.

In addition, CCO Holdings may make distributions or restricted payments, so long as no default exists or would be caused by the transaction:

•	to repurchase management equity interests in amounts not to exceed $10 million per fiscal year;

•	to pay, regardless of the existence of any default, pass-through tax liabilities in respect of ownership of equity interests in Charter Holdings or its restricted subsidiaries;

•	to pay, regardless of the existence of any default, interest when due on Charter Holdings notes and our notes;

•	to pay, so long as there is no default, interest on the Charter convertible notes;

•	to purchase, redeem or refinance Charter Holdings notes, CCH II notes, Charter notes, and other direct or indirect parent company notes, so long as CCO Holdings could incur $1.00 of indebtedness under the 4.5 to 1.0 leverage ratio test referred to above and there is no default; or

•	to make other specified restricted payments including merger fees up to 1.25% of the transaction value, repurchases using concurrent new issuances, and certain dividends on existing subsidiary preferred equity interests.

The indenture governing the CCO Holdings senior notes restricts CCO Holdings and its restricted subsidiaries from making investments, except specified permitted investments, or creating new unrestricted subsidiaries, if there is a default under the indenture or if CCO Holdings could not incur $1.00 of new debt under the 4.5 to 1.0 leverage ratio test described above after giving effect to the transaction.

Permitted investments include:

•	investments by CCO Holdings and its restricted subsidiaries in CCO Holdings and in other restricted subsidiaries, or entities that become restricted subsidiaries as a result of the investment,

•	investments aggregating up to 100% of new cash equity proceeds received by CCO Holdings since November 10, 2003 to the extent the proceeds have not been allocated to the restricted payments covenant described above,

•	other investments up to $750 million outstanding at any time, and

•	certain specified additional investments, such as investments in customers and suppliers in the ordinary course of business and investments received in connection with permitted asset sales.

CCO Holdings is not permitted to grant liens on its assets other than specified permitted liens. Permitted liens include liens securing debt and other obligations incurred under our subsidiaries’ credit facilities, liens securing the purchase price of new assets, other liens securing indebtedness up to $50 million and specified liens incurred in the ordinary course of business. The lien covenant does not restrict liens on assets of subsidiaries of CCO Holdings.

CCO Holdings and CCO Holdings Capital, its co-issuer, are generally not permitted to sell all or substantially all of their assets or merge with or into other companies unless their leverage ratio after any such transaction would be no greater than their leverage ratio immediately prior to the transaction, or unless CCO Holdings and its subsidiaries could incur $1.00 of new debt under the 4.50 to 1.0 leverage ratio test described above after giving effect to the transaction, no default exists, and the surviving entity is a U.S. entity that assumes the CCO Holdings senior notes.

CCO Holdings and its restricted subsidiaries may generally not otherwise sell assets or, in the case of restricted subsidiaries, issue equity interests, unless they receive consideration at least equal to the fair market value of the assets or equity interests, consisting of at least 75% in cash, assumption of liabilities, securities converted into cash within 60 days or productive assets. CCO Holdings and its restricted subsidiaries are then required within 365 days after any asset sale either to commit to use the net cash proceeds over a specified threshold to acquire assets, including current assets, used or useful in their businesses or use the net cash proceeds to repay debt, or to offer to repurchase the CCO Holdings senior notes with any remaining proceeds.

CCO Holdings and its restricted subsidiaries may generally not engage in sale and leaseback transactions unless, at the time of the transaction, CCO Holdings could have incurred secured indebtedness in an amount equal to the present value of the net rental payments to be made under the lease, and the sale of the assets and application of proceeds is permitted by the covenant restricting asset sales.

CCO Holdings’ restricted subsidiaries may generally not enter into restrictions on their ability to make dividends or distributions or transfer assets to CCO Holdings on terms that are materially more restrictive than those governing their debt, lien, asset sale, lease and similar agreements existing when they entered into the indentures, unless those restrictions are on customary terms that will not materially impair CCO Holdings’ ability to repay its notes.

The restricted subsidiaries of CCO Holdings are generally not permitted to guarantee or pledge assets to secure debt of CCO Holdings, unless the guaranteeing subsidiary issues a guarantee of the notes of comparable priority and tenor, and waives any rights of reimbursement, indemnity or subrogation arising from the guarantee transaction for at least one year.

The indentures also restrict the ability of CCO Holdings and its restricted subsidiaries to enter into certain transactions with affiliates involving consideration in excess of $15 million without a determination by the board of directors that the transaction is on terms no less favorable than arms length, or transactions with affiliates involving over $50 million without receiving an independent opinion as to the fairness of the transaction to the holders of the CCO Holdings notes.

Charter Communications Operating, LLC Notes

On April 27, 2004, Charter Operating and Charter Communications Operating Capital Corp. jointly issued $1.1 billion of 8% senior second-lien notes due 2012 and $400 million of 8 3/8% senior second-lien notes due 2014, for total gross proceeds of $1.5 billion.

The Charter Operating notes were sold in a private transaction that was not subject to the registration requirements of the Securities Act of 1933. The Charter Operating notes are not expected to have the benefit of any exchange or other registration rights, except in specified limited circumstances.

In the first quarter of 2005, as a result of the occurrence of the guarantee and pledge date (generally, upon the Charter Holdings leverage ratio being below 8.75 to 1.0), CCO Holdings and those subsidiaries of Charter Operating that are currently guarantors of, or otherwise obligors with respect to, indebtedness under the Charter Operating credit facilities and related obligations provided guarantees of the Charter Operating notes. The note guarantee of each such existing guarantor is, and the note guarantee of any additional future subsidiary guarantor will be:

•	a senior obligation of such guarantor;

•	structurally senior to the outstanding senior notes of CCO Holdings and CCO Holdings Capital Corp. (except in the case of CCO Holdings’ note guarantee, which is structurally pari passu with such senior notes), the outstanding senior notes of CCH II and CCH II Capital Corp., the outstanding senior notes and senior discount notes of Charter Holdings, the outstanding convertible senior notes of Charter and any future indebtedness of parent companies of CCO Holdings (but subject to provisions in the Charter Operating indenture that permit interest and, subject to meeting the 4.25 to 1.0 leverage ratio test, principal payments to be made thereon); and

•	senior in right of payment to any future subordinated indebtedness of such guarantor.

All the subsidiaries of Charter Operating (except CCO NR Sub, LLC, and certain other subsidiaries that are not deemed material and are designated as nonrecourse subsidiaries under the Charter Operating credit facilities) are restricted subsidiaries of Charter Operating under the Charter Operating notes. Unrestricted subsidiaries generally will not be subject to the restrictive covenants in the Charter Operating indenture.

In the event of specified change of control events, Charter Operating must offer to purchase the Charter Operating notes at a purchase price equal to 101% of the total principal amount of the Charter Operating notes repurchased plus any accrued and unpaid interest thereon.

The limitations on incurrence of debt contained in the indenture governing the Charter Operating notes permit Charter Operating and its restricted subsidiaries that are guarantors of the Charter Operating notes to incur additional debt or issue shares of preferred stock if, after giving pro forma effect to the incurrence, Charter Operating could meet a leverage ratio test (ratio of consolidated debt to four times EBITDA, as defined, from the most recent fiscal quarter for which internal financial reports are available) of 4.25 to 1.0.

In addition, regardless of whether the leverage ratio test could be met, so long as no default exists or would result from the incurrence or issuance, Charter Operating and its restricted subsidiaries are permitted to incur or issue:

•	up to $6.5 billion of debt under credit facilities (but such incurrence is permitted only by Charter Operating and its restricted subsidiaries that are guarantors of the Charter Operating notes, so long as there are such guarantors), including debt under credit facilities outstanding on the issue date of the Charter Operating notes;

•	up to $75 million of debt incurred to finance the purchase or capital lease of assets;

•	up to $300 million of additional debt for any purpose; and

•	other items of indebtedness for specific purposes such as refinancing of existing debt and interest rate swaps to provide protection against fluctuation in interest rates and, subject to meeting the leverage ratio test, debt existing at the time of acquisition of a restricted subsidiary.

The indenture governing the Charter Operating notes permits Charter Operating to incur debt under one of the categories above, and later reclassify the debt into a different category. The Charter Operating credit facilities generally impose more restrictive limitations on incurring new debt than the Charter Operating indenture, so our subsidiaries that are subject to the Charter Operating credit facilities are not permitted to utilize the full debt incurrence that would otherwise be available under the Charter Operating indenture covenants.

Generally, under Charter Operating’s indenture Charter Operating and its restricted subsidiaries are permitted to pay dividends on equity interests, repurchase interests, or make other specified restricted payments only if Charter Operating could incur $1.00 of new debt under the leverage ratio test, which requires that Charter Operating meet a 4.25 to 1.0 leverage ratio after giving effect to the transaction, and if no default exists or would exist as a consequence of such incurrence. If those conditions are met, restricted payments are permitted in a total amount of up to 100% of Charter Operating’s consolidated EBITDA, as defined, minus 1.3 times its consolidated interest expense, plus 100% of new cash and appraised non-cash equity proceeds received by Charter Operating and not allocated to the debt incurrence covenant, all cumulatively from the fiscal quarter commenced April 1, 2004, plus $100 million.

In addition, Charter Operating may make distributions or restricted payments, so long as no default exists or would be caused by the transaction:

•	to repurchase management equity interests in amounts not to exceed $10 million per fiscal year;

•	regardless of the existence of any default, to pay pass-through tax liabilities in respect of ownership of equity interests in Charter Operating or its restricted subsidiaries;

•	to pay, regardless of the existence of any default, interest when due on the Charter Holdings notes, CCH II notes, CCO Holdings notes, and our notes;

•	to pay, so long as there is no default, interest on the Charter convertible notes;

•	to purchase, redeem or refinance the Charter Holdings notes, CCH II notes, the CCO Holdings notes, the Charter notes, and other direct or indirect parent company notes, so long as Charter Operating could incur $1.00 of indebtedness under the 4.25 to 1.0 leverage ratio test referred to above and there is no default, or

•	to make other specified restricted payments including merger fees up to 1.25% of the transaction value, repurchases using concurrent new issuances, and certain dividends on existing subsidiary preferred equity interests.

The indenture governing the Charter Operating notes restricts Charter Operating and its restricted subsidiaries from making investments, except specified permitted investments, or creating new unrestricted subsidiaries, if there is a default under the indenture or if Charter Operating could not incur $1.00 of new debt under the 4.25 to 1.0 leverage ratio test described above after giving effect to the transaction.

Permitted investments include:

•	investments by Charter Operating and its restricted subsidiaries in Charter Operating and in other restricted subsidiaries, or entities that become restricted subsidiaries as a result of the investment,

•	investments aggregating up to 100% of new cash equity proceeds received by Charter Operating since April 27, 2004 to the extent the proceeds have not been allocated to the restricted payments covenant described above,

•	other investments up to $750 million outstanding at any time, and

•	certain specified additional investments, such as investments in customers and suppliers in the ordinary course of business and investments received in connection with permitted asset sales.

Charter Operating and its restricted subsidiaries are not permitted to grant liens senior to the liens securing the Charter Operating notes, other than permitted liens, on their assets to secure indebtedness or other obligations, if, after giving effect to such incurrence, the senior secured leverage ratio (generally, the ratio of obligations secured by first priority liens to four times EBITDA, as defined, from the most recent fiscal quarter for which internal financial reports are available) would exceed 3.75 to 1.0. Permitted liens include liens securing indebtedness and other obligations under permitted credit facilities, liens securing the purchase price of new assets, liens securing indebtedness of up to $50 million and other specified liens incurred in the ordinary course of business.

Charter Operating and Charter Communications Operating Capital Corp., its co-issuer, are generally not permitted to sell all or substantially all of their assets or merge with or into other companies unless their leverage ratio after any such transaction would be no greater than their leverage ratio immediately prior to the transaction, or unless Charter Operating and its subsidiaries could incur $1.00 of new debt under the 4.25 to 1.0 leverage ratio test described above after giving effect to the transaction, no default exists, and the surviving entity is a U.S. entity that assumes the Charter Operating notes.

Charter Operating and its restricted subsidiaries generally may not otherwise sell assets or, in the case of restricted subsidiaries, issue equity interests, unless they receive consideration at least equal to the fair market value of the assets or equity interests, consisting of at least 75% in cash, assumption of liabilities, securities converted into cash within 60 days or productive assets. Charter Operating and its restricted subsidiaries are then required within 365 days after any asset sale either to commit to use the net cash proceeds over a specified threshold to acquire assets, including current assets, used or useful in their businesses or use the net cash proceeds to repay debt, or to offer to repurchase the Charter Operating notes with any remaining proceeds.

Charter Operating and its restricted subsidiaries may generally not engage in sale and leaseback transactions unless, at the time of the transaction, Charter Operating could have incurred secured indebtedness in an amount equal to the present value of the net rental payments to be made under the lease, and the sale of the assets and application of proceeds is permitted by the covenant restricting asset sales.

Charter Operating’s restricted subsidiaries may generally not enter into restrictions on their ability to make dividends or distributions or transfer assets to Charter Operating on terms that are materially more restrictive than those governing their debt, lien, asset sale, lease and similar agreements existing when Charter Operating entered into the indenture governing the Charter Operating senior second-lien notes unless those restrictions are on customary terms that will not materially impair Charter Operating’s ability to repay the Charter Operating notes.

The restricted subsidiaries of Charter Operating are generally not permitted to guarantee or pledge assets to secure debt of Charter Operating, unless the guaranteeing subsidiary issues a guarantee of the notes of comparable priority and tenor, and waives any rights of reimbursement, indemnity or subrogation arising from the guarantee transaction for at least one year.

The indenture also restricts the ability of Charter Operating and its restricted subsidiaries to enter into certain transactions with affiliates involving consideration in excess of $15 million without a determination by the board of directors that the transaction is on terms no less favorable than arms length, or transactions with affiliates involving over $50 million without receiving an independent opinion as to the fairness of the transaction to the holders of the Charter Operating notes.

Charter Operating and its restricted subsidiaries are generally not permitted to transfer equity interests in restricted subsidiaries unless the transfer is of all of the equity interests in the restricted subsidiary or the restricted subsidiary remains a restricted subsidiary and net proceeds of the equity sale are applied in accordance with the asset sales covenant.

Since the occurrence of the guarantee and pledge date, the collateral for the Charter Operating notes consists of all of Charter Operating’s and its subsidiaries’ assets that secure the obligations of Charter Operating or any subsidiary of Charter Operating with respect to the Charter Operating credit facilities and the related obligations. The collateral currently consists of the capital stock of Charter Operating held by CCO Holdings, all of the intercompany obligations owing to CCO Holdings by Charter Operating or any subsidiary of Charter Operating, and substantially all of Charter Operating’s and the guarantors’ assets (other than the assets of CCO Holdings) in which security interests may be perfected under the Uniform Commercial Code by filing a financing statement (including capital stock and intercompany obligations), including, but not limited to:

•	with certain exceptions, all capital stock (limited in the case of capital stock of foreign subsidiaries, if any, to 66% of the capital stock of first tier foreign Subsidiaries) held by Charter Operating or any guarantor; and

•	with certain exceptions, all intercompany obligations owing to Charter Operating or any guarantor.

In March 2005, CC V Holdings, LLC redeemed in full the notes outstanding under the CC V indenture. See “ — CC V Holdings, LLC Notes.” Following that redemption, CC V Holdings, LLC and its subsidiaries guaranteed the Charter Operating credit facilities and the related obligations and secured those guarantees with first-priority liens, and guaranteed the notes and secured the Charter Operating senior second-lien notes with second-priority liens, on substantially all of their assets in which security interests may be perfected under the Uniform Commercial Code by filing a financing statement (including capital stock and intercompany obligations).

In addition, if Charter Operating or its subsidiaries exercise any option to redeem in full the notes outstanding under the Renaissance indenture, then, provided that the Leverage Condition remains satisfied, the Renaissance entities will be required to provide corresponding guarantees of the Charter Operating credit facilities and related obligations and note guarantees and to secure the Charter Operating notes and the Charter Operating credit facilities and related obligations with corresponding liens.

In the event that additional liens are granted by Charter Operating or its subsidiaries to secure obligations under the Charter Operating credit facilities or the related obligations, second-priority liens on the same assets will be granted to secure the Charter Operating notes, which liens will be subject to the provisions of an intercreditor agreement (to which none of Charter Operating or its affiliates are parties). Notwithstanding the foregoing sentence, no such second-priority liens need be provided if the time such lien would otherwise be granted is not during a guarantee and pledge availability period (when the Leverage Condition is satisfied), but such second-priority liens will be required to be provided in accordance with the foregoing sentence on or prior to the fifth business day of the commencement of the next succeeding guarantee and pledge availability period.

CC V Holdings, LLC Notes

These notes were redeemed on March 14, 2005 and are therefore no longer outstanding. See “Business—Recent Events.”

Renaissance Media Notes

The 10% senior discount notes due 2008 were issued by Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Holdings Capital Corporation, with Renaissance Media Group LLC as guarantor and the United States Trust Company of New York as trustee. Renaissance Media Group LLC, which is the direct or indirect parent company of these issuers, is now a subsidiary of Charter Operating. The Renaissance 10% notes and the Renaissance guarantee are unsecured, unsubordinated debt of the issuers and the guarantor, respectively. In October 1998, the issuers of the Renaissance notes exchanged $163 million of the original issued and outstanding Renaissance notes for an equivalent value of new Renaissance notes. The form and terms of the new Renaissance notes are the same in all material respects as the form and terms of the original Renaissance notes except that the issuance of the new Renaissance notes was registered under the Securities Act.

There was no payment of any interest in respect of the Renaissance notes prior to October 15, 2003. Since October 15, 2003, interest on the Renaissance notes is payable semi-annually in arrears in cash at a rate of 10% per year. On April 15, 2003, the Renaissance notes became redeemable at the option of the issuers thereof, in whole or in part, initially at 105% of their principal amount at maturity, plus accrued interest, declining to 100% of the principal amount at maturity, plus accrued interest, on or after April 15, 2006.

Our acquisition of Renaissance triggered change of control provisions of the Renaissance notes that required us to offer to purchase the Renaissance notes at a purchase price equal to 101% of their accreted value on the date of the purchase, plus accrued interest, if any. In May 1999, we made an offer to repurchase the Renaissance notes, and holders of Renaissance notes representing 30% of the total principal amount outstanding at maturity tendered their Renaissance notes for repurchase.

The limitations on incurrence of debt contained in the indenture governing the Renaissance notes permit Renaissance Media Group and its restricted subsidiaries to incur additional debt, so long as they are not in default under the indenture:

•	if, after giving effect to the incurrence, Renaissance Media Group could meet a leverage ratio (ratio of consolidated debt to four times consolidated EBITDA, as defined, from the most recent quarter) of 6.75 to 1.0, and, regardless of whether the leverage ratio could be met,

•	up to the greater of $200 million or 4.5 times Renaissance Media Group’s consolidated annualized EBITDA, as defined,

•	up to an amount equal to 5% of Renaissance Media Group’s consolidated total assets to finance the purchase of new assets,

•	up to two times the sum of (a) the net cash proceeds of new equity issuances and capital contributions, and (b) 80% of the fair market value of property received by Renaissance Media Group or an issuer as a capital contribution, in each case received after the issue date of the Renaissance notes and not allocated to make restricted payments, and

•	other items of indebtedness for specific purposes such as intercompany debt, refinancing of existing debt and interest rate swaps to provide protection against fluctuation in interest rates.

The indenture governing the Renaissance notes permits us to incur debt under one of the categories above, and reclassify the debt into a different category.

Under the indenture governing the Renaissance notes, Renaissance Media Group and its restricted subsidiaries are permitted to pay dividends on equity interests, repurchase interests, make restricted investments, or make other specified restricted payments only if Renaissance Media Group could incur $1.00 of additional debt under the debt incurrence test, which requires that Renaissance Media Group meet the 6.75 to 1.0 leverage ratio after giving effect to the transaction of the indebtedness covenant and that no default exists or would occur as a consequence thereof. If those conditions are met, Renaissance Media Group and its restricted subsidiaries are permitted to make restricted payments in a total amount not to exceed the result of 100% of Renaissance Media Group’s consolidated EBITDA, as defined, minus 130% of its consolidated interest expense, plus 100% of new cash equity proceeds received by Renaissance Media Group and not allocated to the indebtedness covenant, plus returns on certain investments, all cumulatively from June 1998. Renaissance Media Group and its restricted subsidiaries may make permitted investments up to $2 million in related businesses and other specified permitted investments, restricted payments up to $10 million, dividends up to 6% each year of the net cash proceeds of public equity offerings, and other specified restricted payments without meeting the foregoing test.

Renaissance Media Group and its restricted subsidiaries are not permitted to grant liens on their assets other than specified permitted liens, unless corresponding liens are granted to secure the Renaissance notes. Permitted liens include liens securing debt permitted to be incurred under credit facilities, liens securing debt incurred under the incurrence of indebtedness test, in amounts up to the greater of $200 million or 4.5 times Renaissance Media Group’s consolidated EBITDA, as defined, liens as deposits for acquisitions up to 10% of the estimated purchase price, liens securing permitted financings of new assets, liens securing debt permitted to be incurred by restricted subsidiaries, and specified liens incurred in the ordinary course of business.

Renaissance Media Group and the issuers of the Renaissance notes are generally not permitted to sell or otherwise dispose of all or substantially all of their assets or merge with or into other companies unless their consolidated net worth after any such transaction would be no greater than their consolidated net worth immediately prior to the transaction, or unless Renaissance Media Group could incur $1.00 of additional debt under the debt incurrence test, which would require them to meet a leverage ratio of 6.75 to 1.00 after giving effect to the transaction.

Renaissance Media Group and its subsidiaries may generally not otherwise sell assets or, in the case of subsidiaries, equity interests, unless they receive consideration at least equal to the fair market value of the assets, consisting of at least 75% cash, temporary cash investments or assumption of debt. Charter Holdings and its restricted subsidiaries are then required within 12 months after any asset sale either to commit to use the net cash proceeds over a specified threshold either to acquire assets used in their own or related businesses or use the net cash proceeds to repay debt, or to offer to repurchase the Renaissance notes with any remaining proceeds.

Renaissance Media Group and its restricted subsidiaries may generally not engage in sale and leaseback transactions unless the lease term does not exceed three years or the proceeds are applied in accordance with the covenant limiting asset sales.

Renaissance Media Group’s restricted subsidiaries may generally not enter into restrictions on their abilities to make dividends or distributions or transfer assets to Renaissance Media Group except those not more restrictive than is customary in comparable financings.

The restricted subsidiaries of Renaissance Media Group are not permitted to guarantee or pledge assets to secure debt of the Renaissance Media Group or its restricted subsidiaries, unless the guaranteeing subsidiary issues a guarantee of the Renaissance notes of comparable priority and tenor, and waives any rights of reimbursement, indemnity or subrogation arising from the guarantee transaction.

Renaissance Media Group and its restricted subsidiaries are generally not permitted to issue or sell equity interests in restricted subsidiaries, except sales of common stock of restricted subsidiaries so long as the proceeds of the sale are applied in accordance with the asset sale covenant, and issuances as a result of which the restricted subsidiary is no longer a restricted subsidiary and any remaining investment in that subsidiary is permitted by the covenant limiting restricted payments.

The indenture governing the Renaissance notes also restricts the ability of Renaissance Media Group and its restricted subsidiaries to enter into certain transactions with affiliates involving consideration in excess of $2 million without a determination by the disinterested members of the board of directors that the transaction is on terms no less favorable than arms length, or transactions with affiliates involving over $4 million with affiliates without receiving an independent opinion as to the fairness of the transaction to Renaissance Media Group.

All of these covenants are subject to additional specified exceptions. In general, the covenants of our subsidiaries’ credit agreements are more restrictive than those of our indentures.

Cross-Defaults

Our indentures and those of certain of our subsidiaries include various events of default, including cross-default provisions. Under these provisions, a failure by any of the issuers or any of their restricted subsidiaries to pay at the final maturity thereof the principal amount of other indebtedness having a principal amount of $100 million or more (or any other default under any such indebtedness resulting in its acceleration) would result in an event of default under the indenture governing the applicable notes. The Renaissance indenture contains a similar cross-default provision with a $10 million threshold that applies to the issuers of the Renaissance notes and their restricted subsidiaries. As a result, an event of default related to the failure to repay principal at maturity or the acceleration of the indebtedness under the Charter Holdings’ notes, CCH II notes, CCO Holding notes, Charter Operating notes, the Charter Operating credit facilities or the Renaissance notes could cause cross-defaults under our subsidiaries’ indentures.

Certain Trends and Uncertainties

The following discussion highlights a number of trends and uncertainties, in addition to those discussed elsewhere in this annual report and in other documents that we file with the SEC, that could materially impact our business, results of operations and financial condition.

Restrictive Covenants. The credit facilities of our subsidiaries and the indentures governing our and our subsidiaries’ other debt contain a number of significant covenants that could adversely affect our ability to operate our business, and therefore could adversely affect our results of operations. These covenants restrict our and our subsidiaries’ ability to:

•	incur additional debt;

•	repurchase or redeem equity interests and debt;

•	issue equity;

•	make certain investments or acquisitions;

•	pay dividends or make other distributions;

•	dispose of assets or merge;

•	enter into related party transactions;

•	grant liens; and

•	pledge assets.

Furthermore, our credit facilities require us to, among other things, maintain specified financial ratios, meet specified financial tests and provide audited financial statements with an unqualified opinion from our independent auditors. See “Description of Our Outstanding Debt” for details on our debt covenants. Our ability to comply with these provisions may be affected by events beyond our control.

The breach of any covenants or obligations in the foregoing indentures or credit facilities, not otherwise waived or amended, could result in a default under the applicable debt agreement or instrument and could trigger acceleration of the related debt, which in turn could trigger defaults under other agreements governing our long-term indebtedness. In addition, the secured lenders under the Charter Operating credit facilities and the Charter Operating senior second-lien notes could foreclose on their collateral, which includes equity interests in our subsidiaries, and exercise other rights of secured creditors. Any default under those credit facilities, the indentures governing our subsidiaries’ debt could adversely affect our growth, our financial condition and our results of operations and our ability to make payments on our notes and the credit facilities and other debt of our subsidiaries. For more information, see the section above entitled “ — Liquidity and Capital Resources.”

Parent Company Liquidity Concerns. Our parent companies have a significant amount of debt and may incur additional debt in the future. At December 31, 2004, Charter had approximately $156 million and $863 million aggregate principal amount of convertible senior notes outstanding, which mature in 2006 and 2009, respectively, and Charter Holdings had approximately $8.9 billion aggregate principal amount of senior notes and senior discount notes, some of which mature in 2007 and the remainder of which mature in 2009 through 2012. Charter and Charter Holdings will need to raise additional capital or receive distributions or payments from us in order to satisfy their debt obligations.

Charter’s ability to make interest payments on its convertible senior notes, and, in 2006 and 2009, to repay the outstanding principal of its convertible senior notes, will depend on its ability to raise additional capital and/or on receipt of payments or distributions from Charter Holdco or its subsidiaries, including CCH II, CCO Holdings and Charter Operating. The indentures governing the CCH II notes, CCO Holdings notes, and Charter Operating notes, however, restrict these entities and their subsidiaries from making distributions to their parent companies (including Charter, Charter Holdco and Charter Holdings) for payment of principal on Charter’s convertible senior notes, in each case unless there is no default under the applicable indenture and a specified leverage ratio test is met at the time of such event. In addition, each of CCH II, CCO Holdings and Charter Operating must independently assess whether such payments or distributions are advisable. CCH II, CCO Holdings and Charter Operating meet the applicable leverage ratio test under each of their respective indentures, and as a result are not prohibited from making any such distributions to their respective direct parent.

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on the convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under the Charter Holdings’ indentures and other specified tests are met. For the quarter ended December 31, 2004, there was no default under Charter Holdings’ indentures and other specified tests were met. In addition, Charter Holdings met the leverage ratio of 8.75 to 1.0 based on December 31, 2004 financial results. As a result, distributions from Charter Holdings to Charter or Charter Holdco are not currently restricted. Such distributions will again be restricted, however, if Charter Holdings fails to meet its leverage ratio test at the time of such event. In the past Charter Holdings has from time to time failed to meet this leverage ratio test, and there can be no assurance that Charter Holdings will satisfy this test in the future.

Charter chose not to make the first quarter 2005 dividend payments on its preferred stock because it was unable to conclude with certainty that it had an adequate surplus available for the issuance of such dividends as required under Delaware law. We do not believe this non-payment of the preferred stock dividend will adversely impact Charter’s current liquidity and while Charter may need to raise additional capital in the future, we cannot predict what impact any non-payment of dividends will have on Charter’s ability to do so.

Because Charter is our manager, any financial or liquidity problems of Charter could cause serious disruption to our business and have a material adverse effect on our business and results of operations. Any such event could adversely impact our own credit rating, and our relations with customers and suppliers, which could in turn further impair our ability to obtain financing and operate our business. Further, to the extent that any such event results in a change of control of Charter (whether through a bankruptcy, receivership or other reorganization of Charter and/or Charter Holdco, or otherwise), it could result in an event of default under our credit facilities and would require a change of control repurchase offer under our outstanding notes.

Acceleration of Indebtedness of Our Subsidiaries. In the event of a default under our credit facilities or notes, our creditors could elect to declare all amounts borrowed, together with accrued and unpaid interest and other fees, to be due and payable. In such event, our credit facilities and indentures would not permit CCH II’s subsidiaries to distribute funds to CCH II to pay interest or principal on its notes. If the amounts outstanding under such credit facilities or notes are accelerated, all of the debt and liabilities of CCH II’s subsidiaries would be payable from the subsidiaries’ assets, prior to any distribution of the subsidiaries’ assets to pay the interest and principal amounts on CCH II’s notes. In addition, the lenders under our credit facilities could foreclose on their collateral, which includes equity interests in CCH II’s subsidiaries, and they could exercise other rights of secured creditors. In any such case, we might not be able to repay or make any payments on our notes. Additionally, an acceleration or payment default under our credit facilities would cause a cross-default in the indentures governing the CCH II notes, CCO Holdings notes and Charter Operating notes and would trigger the cross-default provision of the Charter Operating credit agreement. Any default under any of our credit facilities or notes might adversely affect the holders of our notes and our growth, financial condition and results of operations and could force us to examine all options, including seeking the protection of the bankruptcy laws.

CCH II’s Notes are Structurally Subordinated to all Liabilities of its Subsidiaries. The borrowers and guarantors under the Charter Operating credit facilities and senior second-lien notes are CCH II’s indirect subsidiaries. A number of CCH II’s subsidiaries are also obligors under other debt instruments, including CCO Holdings and Charter Operating, which are each a co-issuer of senior notes and/or senior discount notes. As of December 31, 2004, our total debt was approximately $9.9 billion, of which $8.3 billion was structurally senior to CCH II’s notes. In a liquidation, the lenders under our credit facilities and the holders of the other debt instruments and all other creditors of CCH II’s subsidiaries would have the right to be paid before holders of CCH II from any of its subsidiaries’ assets.

The Charter Operating credit facilities and the indentures governing the senior notes, senior discount notes and senior second-lien notes issued by subsidiaries of CCH II contain restrictive covenants that limit the ability of such subsidiaries to make distributions or other payments to CCH II to enable CCH II to make payments on its notes. In addition, if CCH II caused a subsidiary to make a distribution to enable it to make payments on its notes, and such transfer were deemed a fraudulent transfer or an unlawful distribution, the holders of CCH II’s notes could be required to return the payment to (or for the benefit of) the creditors of its subsidiaries. In the event of the bankruptcy, liquidation or dissolution of a subsidiary, following payment by such subsidiary of its liabilities, such subsidiary may not have sufficient assets remaining to make any payments to us as an equity holder or otherwise and may be restricted by bankruptcy and insolvency laws from making any such payments. The foregoing contractual and legal restrictions could limit CCH II’s ability to make payments of principal and/or interest to the holders of its notes.

Securities Litigation and Government Investigations. A number of putative federal class action lawsuits have been filed in the U.S. District Court for the Eastern District of Missouri against Charter and certain of its former and present officers and directors alleging violations of securities laws, which have been consolidated for pretrial purposes. In addition, a number of shareholder derivative lawsuits have been filed against Charter in the same and other jurisdictions. A shareholders derivative suit was filed in the U.S. District Court for the Eastern District of Missouri against Charter and its then current directors. Also, three shareholders derivative suits were filed in Missouri state court against Charter, its then current directors and its former independent auditor. These state court actions have been consolidated. The federal shareholders derivative suit and the consolidated derivative suit each alleged that the defendants breached their fiduciary duties.

Charter recently entered into Stipulations of Settlement setting forth proposed terms of settlement for the above described class actions and derivative suits. The settlement of each of the lawsuits remains conditioned upon, among other things, final judicial approval of the settlements following notice to the class, and dismissal with prejudice of the consolidated derivative actions now pending in Missouri state court, which are related to the Federal Derivative Action. Additionally, a portion of the settlement is to be paid in shares of Charter’s Class A common stock with a value of $45 million (includes shares issuable to insurance carriers) and warrants to purchase Charter’s Class A common stock valued at $40 million, with such values in each case determined by formulas set forth in the Stipulations of Settlement. If the price of Charter’s common stock declines, additional shares will be required in order to fulfill this commitment. Charter has the right but not the obligation to terminate the settlements if the value of its common stock (under the above-described formula) is less than $2.25. See “Part II, Item 1. Legal Proceedings.”

In August 2002, Charter became aware of a grand jury investigation being conducted by the U.S. Attorney’s Office for the Eastern District of Missouri into certain of its accounting and reporting practices focusing on how it reported customer numbers, and its reporting of amounts received from digital set-top terminal suppliers for advertising. The U.S. Attorney’s Office has publicly stated that Charter is not a target of the investigation. Charter was also advised by the U.S. Attorney’s Office that no current officer or member of its board of directors is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated customer account numbers. Each of the indicted former officers pled guilty to single conspiracy counts related to the original mail and wire fraud charges and are awaiting sentencing. Charter has informed us that it is fully cooperating with the investigation.

On November 4, 2002, Charter received an informal, non-public inquiry from the staff of the SEC. The SEC issued a formal order of investigation dated January 23, 2003, and subsequently served document and testimony subpoenas on Charter and a number of its former employees. The investigation and subpoenas generally concerned Charter’s prior reports with respect to its determination of the number of customers and various of its accounting policies and practices including its capitalization of certain expenses and dealings with certain vendors, including programmers and digital set-top terminal suppliers. On July 27, 2004, the SEC and Charter reached a final agreement to settle the investigation. In the Settlement Agreement and Cease and Desist Order, Charter agreed to entry of an administrative order prohibiting any future violations of United States securities laws and requiring certain other remedial internal practices and public disclosures. Charter neither admitted nor denied any wrongdoing, and the SEC assessed no fine against Charter.

Moreover, due to the inherent uncertainties of litigation and investigations, and due to the remaining conditions to the finalization of our anticipated settlements, Charter cannot predict with certainty the ultimate outcome of these proceedings. An unfavorable outcome in the lawsuits or the government investigation described above could result in substantial potential liabilities and have a material adverse effect on our consolidated financial condition and results of operations or our liquidity. Further, these proceedings, and our actions in response to these proceedings, could result in substantial additional defense costs and the diversion of management’s attention, and could adversely affect our ability to execute our business and financial strategies.

Competition. The industry in which we operate is highly competitive, and has become more so in recent years. In some instances, we compete against companies with fewer regulatory burdens, easier access to financing, greater personnel resources, greater brand name recognition and long-established relationships with regulatory authorities and customers. Increasing consolidation in the cable industry and the repeal of certain ownership rules may provide additional benefits to certain of our competitors, either through access to financing, resources or efficiencies of scale.

Our principal competitor for video services throughout our territory is direct broadcast satellite television services, also known as DBS. Competition from DBS, including intensive marketing efforts, aggressive pricing, and the ability of DBS to provide certain services that we are in the process of developing, has had an adverse impact on our ability to retain customers.

DBS has grown rapidly over the last several years and continues to do so. The cable industry, including Charter, has lost a significant number of subscribers to DBS competition, and we face serious challenges in this area in the future. We believe that competition from DBS service providers may present greater challenges in areas of lower population density, and that our systems may service a higher concentration of such areas than those of other major cable service providers.

Local telephone companies and electric utilities can offer video and other services in competition with us, and they increasingly may do so in the future. Certain telephone companies have begun more extensive deployment of fiber in their networks that will enable them to begin providing video services, as well as telephony and high-bandwidth Internet access services, to residential and business customers. Some of these telephone companies have obtained, and are now seeking, franchises that are less burdensome than existing Charter franchises. The subscription television industry also faces competition from free broadcast television and from other communications and entertainment media. Further loss of customers to DBS or other alternative video and data services could have a material negative impact on the value of our business and its performance.

With respect to our Internet access services, we face competition, including intensive marketing efforts and aggressive pricing, from telephone companies and other providers of “dial-up” and digital subscriber line technology, also known as DSL. DSL service is competitive with high-speed data service over cable systems. Telephone companies (which already have telephone lines into the household, an existing customer base and other operational functions in place) and other companies offer DSL service. In addition, DBS providers have entered into joint marketing arrangements with Internet access providers to offer bundled video and Internet service, which competes with our ability to provide bundled services to our customers.

In order to attract new customers, from time to time we make promotional offers, including offers of temporarily reduced-price or free service. These promotional programs result in significant advertising, programming and operating expenses, and also require us to make capital expenditures to acquire additional digital set-top terminals. Customers who subscribe to our services as a result of these offerings may not remain customers for any significant period of time following the end of the promotional period. A failure to retain existing customers and customers added through promotional offerings or to collect the amounts they owe us could have an adverse effect on our business and financial results.

Mergers, joint ventures and alliances among franchised, wireless or private cable operators, satellite television providers, local exchange carriers and others, and the repeal of certain ownership rules may provide additional benefits to some of our competitors, either through access to financing, resources or efficiencies of scale, or the ability to provide multiple services in direct competition with us.

Long-Term Indebtedness — Change of Control Payments. We and our parent companies may not have the ability to raise the funds necessary to fulfill our obligations under our and our parent companies’ senior and senior discount notes and our credit facilities following a change of control. Under the indentures governing our parent companies’ notes, upon the occurrence of specified change of control events, including certain specified dispositions of Charter’s stock by Mr. Allen, each such issuer is required to offer to repurchase all of its outstanding notes. However, our parent companies may not have sufficient funds at the time of the change of control event to make the required repurchase of the applicable notes and all of the notes issuers are limited in their ability to make distributions or other payments to their respective parent companies to fund any required repurchase. In addition, a change of control under our credit facilities and indentures governing their and our notes would require the repayment of borrowings under those credit facilities and indentures. Because such credit facilities and notes are obligations of CCH II’s subsidiaries, the credit facilities and the notes would have to be repaid by CCH II’s subsidiaries before their assets could be available to CCH II or its parent companies to repurchase the CCH II and its parents’ notes. Any failure to make or complete a change of control offer would place the applicable issuer or borrower in default under its notes. The failure of CCH II’s subsidiaries to make a change of control offer or repay the amounts outstanding under their credit facilities would place them in default under these agreements and could result in a default under the indentures governing the CCH II’s and its parent companies’ notes. See “ — Certain Trends and Uncertainties — Liquidity.”

Variable Interest Rates. At December 31, 2004, excluding the effects of hedging, approximately 61% of our debt bears interest at variable rates that are linked to short-term interest rates. In addition, a significant portion of our existing debt, assumed debt or debt we might arrange in the future will bear interest at variable rates. If interest rates rise, our costs relative to those obligations will also rise. As of December 31, 2004 and 2003, the weighted average interest rate on the credit facility debt was approximately 6.8% and 5.4%, and the weighted average interest rate on the high-yield notes was approximately 8.9% and 10.0%, resulting in a blended weighted average interest rate of 7.8% and 6.5%, respectively. Approximately 66% of our debt was effectively fixed including the effects of our interest rate hedge agreements as of December 31, 2004 compared to approximately 60% at December 31, 2003.

Services. We expect that a substantial portion of our near-term growth will be achieved through revenues from high-speed data services, digital video, bundled service packages, and to a lesser extent various commercial services that take advantage of cable’s broadband capacity. We may not be able to offer these advanced services successfully to our customers or provide adequate customer service and these advanced services may not generate adequate revenues. Also, if the vendors we use for these services are not financially viable over time, we may experience disruption of service and incur costs to find alternative vendors. In addition, the technology involved in our product and service offerings generally requires that we have permission to use intellectual property and that such property not infringe on rights claimed by others. If it is determined that the product or service being utilized infringes on the rights of others, we may be sued or be precluded from using the technology.

Increasing Programming Costs. Programming has been, and is expected to continue to be, our largest operating expense item. In recent years, the cable industry has experienced a rapid escalation in the cost of programming, particularly sports programming. We expect programming costs to continue to increase because of a variety of factors, including inflationary or negotiated annual increases, additional programming being provided to customers and increased costs to purchase or produce programming. The inability to fully pass these programming cost increases on to our customers would have an adverse impact on our cash flow and operating margins. As measured by programming costs, and excluding premium services (substantially all of which were renegotiated and renewed in 2003), as of December 31, 2004 approximately 10% of our current programming contracts were expired, and approximately another 34% are scheduled to expire by the end of 2005. There can be no assurance that these agreements will be renewed on favorable or comparable terms. Our programming costs increased by approximately 6% in 2004 and we expect our programming costs in 2005 to increase at a higher rate than in 2004. To the extent that we are unable to reach agreement with certain programmers on terms that we believe are reasonable we may be forced to remove such programming channels from our line-up, which could result in a further loss of customers. In addition, our inability to fully pass these programming cost increases on to our customers would have an adverse impact on our cash flow and operating margins.

Notes Price Volatility. The market price of our publicly traded notes has been and is likely to continue to be highly volatile. We expect that the price of our securities may fluctuate in response to various factors, including the factors described in this section and various other factors, which may be beyond our control. These factors beyond our control could include: financial forecasts by securities analysts; new conditions or trends in the cable or telecommunications industry; general economic and market conditions and specifically, conditions related to the cable or telecommunications industry; any change in our debt ratings; the development of improved or competitive technologies; the use of new products or promotions by us or our competitors; changes in accounting rules or interpretations; and new regulatory legislation adopted in the United States.

In addition, the securities market in general, and the market for cable industry securities in particular, have experienced significant price fluctuations. Volatility in the market price for companies may often be unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our notes, regardless of our operating performance. In the past, securities litigation has often commenced following periods of volatility in the market price of a company’s securities, and several purported class action lawsuits were filed against Charter in 2001 and 2002, following a decline in its stock price.

Economic Slowdown; Global Conflict. It is difficult to assess the impact that the general economic slowdown and global conflict will have on future operations. However, the economic slowdown has resulted and could continue to result in reduced spending by customers and advertisers, which could reduce our revenues, and also could affect our ability to collect accounts receivable and maintain customers. Reductions in operating revenues would likely negatively affect our ability to make expected capital expenditures and could also result in our inability to meet our obligations under our financing agreements. These developments could also have a negative impact on our financing and variable interest rate agreements through disruptions in the market or negative market conditions.

Regulation and Legislation. Cable system operations are extensively regulated at the federal, state, and local level, including rate regulation of basic service and equipment and municipal approval of franchise agreements and their terms, such as franchise requirements to upgrade cable plant and meet specified customer service standards. Additional legislation and regulation is always possible. There have been recent calls to impose indecency restrictions on cable networks.

Cable operators also face significant regulation of their channel carriage. They currently can be required to devote substantial capacity to the carriage of programming that they would not carry voluntarily, including certain local broadcast signals, local public, educational and government access programming, and unaffiliated commercial leased access programming. This carriage burden could increase in the future, particularly if cable systems were required to carry both the analog and digital versions of local broadcast signals (dual carriage) or to carry multiple program streams included with a single digital broadcast transmission (multicast carriage). Additional government mandated broadcast carriage obligations could disrupt existing programming commitments, interfere with our preferred use of limited channel capacity and limit our ability to offer services that would maximize customer appeal and revenue potential. Although the FCC issued a decision on February 10, 2005, confirming an earlier ruling against mandating either dual carriage or multicast carriage, that decision could be appealed or Congress could legislate additional carriage obligations.

There is also uncertainty whether local franchising authorities, state regulators, the FCC, or the U.S. Congress will impose obligations on cable operators to provide unaffiliated Internet service providers with regulated access to cable plant. If they were to do so, and the obligations were found to be lawful, it could complicate our operations in general, and our Internet operations in particular, from a technical and marketing standpoint. These open access obligations could adversely impact our profitability and discourage system upgrades and the introduction of new products and services. The United States Court of Appeals for the Ninth Circuit recently vacated in part an FCC ruling defining cable modem service as an “information service” and remanded for further proceedings. The Ninth Circuit held that cable modem service is not “cable service” but is part “telecommunications service” and part “information service.” The decision has been appealed to the United States Supreme Court. However, if it is not reversed, the decision may lead to our having to contribute to the federal government’s universal service fund, to comply with open access requirements, and to subject our high-speed data operations generally to other common carrier regulations. As we offer other advanced services over our cable system, we are likely to face additional calls for regulation of our capacity and operation. These regulations, if adopted, could adversely affect our operations.

Interest Rate Risk

We use interest rate risk management derivative instruments, such as interest rate swap agreements and interest rate collar agreements (collectively referred to herein as interest rate agreements) as required under the terms of the credit facilities of our subsidiaries. Our policy is to manage interest costs using a mix of fixed and variable rate debt. Using interest rate swap agreements, we agree to exchange, at specified intervals through 2007, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Interest rate collar agreements are used to limit our exposure to, and to derive benefits from, interest rate fluctuations on variable rate debt to within a certain range of rates. Interest rate risk management agreements are not held or issued for speculative or trading purposes.

At December 31, 2004 and 2003, we had outstanding $2.7 billion and $3.0 billion and $20 million and $520 million, respectively, in notional amounts of interest rate swaps and collars, respectively. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” for further information regarding the fair values and contract terms of our interest rate agreements.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued the revised SFAS No. 123, Share-Based Payment, which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of that company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. This statement will be effective for us beginning July 1, 2005. Because we adopted the fair value recognition provisions of SFAS No. 123 on January 1, 2003, we do not expect this revised standard to have a material impact on our financial statements.

We do not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on our accompanying financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to various market risks, including fluctuations in interest rates. We use interest rate risk management derivative instruments, such as interest rate swap agreements and interest rate collar agreements (collectively referred to herein as interest rate agreements) as required under the terms of the credit facilities of our subsidiaries. Our policy is to manage interest costs using a mix of fixed and variable rate debt. Using interest rate swap agreements, we agree to exchange, at specified intervals through 2007, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Interest rate collar agreements are used to limit our exposure to, and to derive benefits from, interest rate fluctuations on variable rate debt to within a certain range of rates. Interest rate risk management agreements are not held or issued for speculative or trading purposes.

As of December 31, 2004 and 2003, our long-term debt totaled approximately $9.9 billion and $9.6 billion, respectively. This debt was comprised of approximately $5.5 billion and $7.2 billion of credit facilities debt, and $4.4 billion and $2.3 billion principal amount of high-yield notes, respectively.

As of December 31, 2004 and 2003, the weighted average interest rate on the credit facility debt was approximately 6.8% and 5.4%, and the weighted average interest rate on the high-yield notes was approximately 8.9% and 10.0%, resulting in a blended weighted average interest rate of 7.8% and 6.5%, respectively. The interest rate on approximately 66% and 60% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate hedge agreements as of December 31, 2004 and 2003, respectively. The fair value of our high-yield notes was $4.6 billion and $2.4 billion at December 31, 2004 and 2003, respectively. The fair value of our credit facilities is $5.5 billion and $6.9 billion at December 31, 2004 and 2003, respectively. The fair value of high-yield notes is based on quoted market prices, and the fair value of the credit facilities is based on dealer quotations.

We do not hold or issue derivative instruments for trading purposes. We do, however, have certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations. We have formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the years ended December 31, 2004, 2003 and 2002, net gain (loss) on derivative instruments and hedging activities includes gains of $4 million and $8 million and losses of $14 million, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations that meet the effectiveness criteria of SFAS No. 133 are reported in accumulated other comprehensive loss. For the years ended December 31, 2004, 2003 and 2002, a gain of $42 million and $48 million and losses of $65 million, respectively, related to derivative instruments designated as cash flow hedges, was recorded in accumulated other comprehensive loss. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as gain (loss) on derivative instruments and hedging activities in our statements of operations. For the years ended December 31, 2004, 2003 and 2002, net gain (loss) on derivative instruments and hedging activities includes gains of $65 million and $57 million and losses of $101 million, respectively, for interest rate derivative instruments not designated as hedges.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of December 31, 2004 (dollars in millions):

								Fair Value at
								December 31,
	2005	2006	2007	2008	2009	Thereafter	Total	2004
Debt
Fixed Rate	$—	$—	$—	$227	$—	$3,601	$3,828	$4,011
Average Interest Rate	—	—	—	10.93%	—	9.15%	9.25%
Variable Rate	$30	$30	$280	$630	$780	$4,315	$6,065	$6,052
Average Interest Rate	6.47%	7.08%	7.17%	7.45%	7.73%	8.40%	8.14%

Interest Rate Instruments
Variable to Fixed Swaps	$990	$873	$775	$—	$—	$—	$2,638	$69
Average Pay Rate	7.94%	8.23%	8.04%	—	—	—	8.07%
Average Receive Rate	6.36%	7.08%	7.20%	—	—	—	6.85%

The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of our exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts. The estimated fair value approximates the (costs) proceeds to settle the outstanding contracts. Interest rates on variable debt are estimated using the average implied forward London Interbank Offering Rate (LIBOR) rates for the year of maturity based on the yield curve in effect at December 31, 2004.

At December 31, 2004 and 2003, we had outstanding $2.7 billion and $3.0 billion and $20 million and $520 million, respectively, in notional amounts of interest rate swaps and collars, respectively. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, the related notes thereto, and the reports of independent auditors are included in this annual report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our Interim Chief Executive Officer and Interim Co-Chief Financial Officers, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this annual report. The evaluation was based in part upon reports and affidavits provided by a number of executives. Based upon, and as of the date of that evaluation, our Interim Chief Executive Officer and Interim Co-Chief Financial Officers concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There was no change in our internal control over financial reporting during 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the above evaluation, Charter’s management believes that its controls do provide such reasonable assurance.

Item 9B. Other Information.

None.

PART III

Item 14. Principal Accounting Fees and Services.

Audit fees, audit-related fees and all other fees we incurred related to services provided by KPMG LLP (“KPMG”) and discussed below represent all fees paid as part of the Charter engagement, including audits performed for Charter.

Audit Fees

During the years ended December 31, 2004 and 2003, we incurred fees and related expenses for professional services rendered by KPMG for the audits of our, our parent companies’ and our subsidiaries’ financial statements (including two parent companies and two subsidiaries that are also public registrants), for the review of our, our parent companies and our subsidiaries’ interim financial statements and five offering memorandums and registration statement filings in 2004 and two offering memorandums and registration statement filings in 2003 totaling approximately $6.2 million and $3.2 million, respectively. Included in 2004 are fees and related expenses of $1.9 million for Charter’s audit of internal control over financial reporting required under Sarbanes-Oxley Section 404.

Audit-Related Fees

We incurred fees to KPMG of approximately $0.1 million and $0.4 million during the years ended December 31, 2004 and 2003, respectively. The services in 2004 primarily related to the audit of our 401(k) plan and advisory services associated with our Sarbanes-Oxley Section 404 implementation. In 2003, these services primarily related to the audit of cable systems sold to Atlantic Broadband Finance, LLC and advisory services associated with our Sarbanes-Oxley Section 404 implementation.

All Other Fees

None.

Charter’s Audit Committee appoints, retains, compensates and oversees the registered public accountants (subject, if applicable, to board of director and/or shareholder ratification), and approves in advance all fees and terms for the audit engagement and non-audit engagements where nonaudit services are not prohibited by Section 10A of the Securities Exchange Act of 1934, as amended with registered public accountants. This authority extends over all audit and non-audit engagements of Charter and its subsidiaries, including us. Preapprovals of non-audit services are sometimes delegated to a single member of the Audit Committee. However, any pre-approvals made by Charter’s Audit Committee’s designee are presented at its Audit Committee’s next regularly scheduled meeting. Charter’s Audit Committee has an obligation to consult with management on these matters. Charter’s Audit Committee approved 100% of the KPMG fees for the years ended December 31, 2004 and 2003. Each year, including 2004, with respect to the proposed audit engagement, Charter’s Audit Committee reviews the proposed risk assessment process in establishing the scope of examination and the reports to be rendered.

In its capacity as a committee of Charter’s Board, Charter’s Audit Committee oversees the work of the registered public accounting firm (including resolution of disagreements between management and the public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or performing other audit, review or attest services. The registered public accounting firm reports directly to Charter’s Audit Committee. In performing its functions, Charter’s Audit Committee undertakes those tasks and responsibilities that, in its judgment, most effectively contribute to and implement the purposes of Charter’s Audit Committee charter. For more detail of Charter’s Audit Committee’s authority and responsibilities, see Charter’s Audit Committee charter set forth in Appendix A of its 2004 Proxy Statement filed with the SEC on June 25, 2004.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this annual report:

(1)	Financial Statements.

A listing of the financial statements, notes and reports of independent public accountants required by Item 8 begins on page F-1 of this annual report.

(2)	Financial Statement Schedules.

No financial statement schedules are required to be filed by Items 8 and 15(d) because they are not required or are not applicable, or the required information is set forth in the applicable financial statements or notes thereto.

(3)	The index to the Exhibits begins on page 46 of this annual report.

We agree to furnish to the SEC, upon request, copies of any long-term debt instruments that authorize an amount of securities constituting 10% or less of the total assets of CCH II and its subsidiaries on a consolidated basis.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CCH II, LLC and CCH II Capital Corp. have duly caused this annual report to be signed on their behalf by the undersigned, thereunto duly authorized.

CCH II, LLC
Registrant
	By:	CHARTER COMMUNICATIONS, INC., Sole Manager
Date: March 31, 2005	By:	/s/ Robert P. May

Robert P. May
Interim President and Chief Executive Officer

CCH II CAPITAL CORP.
Registrant
Date: March 31, 2005	By:	/s/ Robert P. May

Robert P. May
Interim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Charter Communications, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul G. Allen	Chairman of the Board of Directors,	March 31, 2005
Charter Communications, Inc.
Paul G. Allen

/s/ Robert P. May	Interim President, Chief Executive	March 31, 2005
Officer, Director (Principal Executive Officer)
Robert P. May	Charter Communications, Inc., Charter Communications
Holdings Capital Corporation

/s/ Derek Chang	Executive Vice President and Interim	March 31, 2005
Co-Chief Financial Officer
Derek Chang	(Co-Principal Financial Officer)

/s/ Paul E. Martin	Interim Co-Chief Financial Officer, Senior Vice President	March 31, 2005
and Corporate Controller (Co-Principal Financial Officer
Paul E. Martin	and Principal Accounting Officer)

/s/ W. Lance Conn	Director, Charter Communications, Inc.	March 31, 2005

W. Lance Conn

/s/ Jonathan L. Dolgen	Director, Charter Communications, Inc.	March 31, 2005

Jonathan L. Dolgen

/s/ David C. Merritt	Director, Charter Communications, Inc.	March 31, 2005

David C. Merritt

/s/ Marc B. Nathanson	Director, Charter Communications, Inc.	March 31, 2005

Marc B. Nathanson

/s/ Jo Allen Patton	Director, Charter Communications, Inc.	March 31, 2005

Jo Allen Patton

/s/ John H. Tory	Director, Charter Communications, Inc.	March 31, 2005

John H. Tory

/s/ Larry W. Wangberg	Director, Charter Communications, Inc.	March 31, 2005

Larry W. Wangberg

Exhibit Index

     (Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit	Description
2.1(a)	Purchase and Contribution Agreement, entered into as of June 1999, by and among BCI (USA), LLC, William Bresnan, Blackstone BC Capital Partners L.P., Blackstone BC Offshore Capital Partners L.P., Blackstone Family Investment Partnership III L.P., TCID of Michigan, Inc. and TCI Bresnan LLC and Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 2.11 to Amendment No. 2 to the registration statement on Form S-1 of Charter Communications, Inc. filed on September 28, 1999 (File No. 333-83887)).

2.1(b)	First Amendment to Purchase and Contribution Agreement dated as of February 14, 2000, by and among BCI (USA), LLC, William J. Bresnan, Blackstone BC Capital Partners L.P., Blackstone BC Offshore Capital Partners, L.P., Blackstone Family Media III L.P. (as assignee of Blackstone Family Investment III, L.P.), TCID of Michigan, Inc., TCI Bresnan, LLC and Charter Communications Holding Company, LLC. (incorporated by reference to Exhibit 2.11(a) to the current report on Form 8-K filed by Charter Communications, Inc. on February 29, 2000 (File No. 000-27927)).

2.2	Asset Purchase Agreement, dated as of September 28, 2001, between High Speed Access Corp. and Charter Communications Holding Company, LLC (including as Exhibit A, the Form of Voting Agreement, as Exhibit B, the form of Management Agreement, as Exhibit C, the form of License Agreement, and as Exhibit D, the Form of Billing Letter Agreement) (incorporated by reference to Exhibit 10.1 to Amendment No. 6 to Schedule 13D filed by Charter Communications, Inc. and others with respect to High Speed Access Corp., filed on October 1, 2001 (File No. 005-56431)).

2.3(a)	Asset Purchase Agreement, dated August 29, 2001, by and between Charter Communications Entertainment I, LLC, Interlink Communications Partners, LLC, and Rifkin Acquisitions Partners, LLC and Enstar Income Program II-1, L.P., Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar IV/PBD Systems Venture, and Enstar Cable of Macoupin County (incorporated by reference to Exhibit 2.1 to the current report of Form 8-K filed by Enstar IV-2, L.P. on September 13, 2001 (File No. 000-15706)).

2.3(b)	Letter of Amendment, dated September 10, 2001, by and between Charter Communications Entertainment I, LLC, Interlink Communications Partners, LLC, and Rifkin Acquisitions Partners, LLC and Enstar Income Program II-1, L.P., Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar IV/PBD Systems Venture, and Enstar Cable of Macoupin County (incorporated by reference to Exhibit 2.1 to the current report of Form 8-K filed by Enstar IV-2, L.P. on September 13, 2001 (File No. 000-15706)).

2.3(c)	Letter of Amendment, dated April 10, 2002, by and between Charter Communications Entertainment I, LLC, Interlink Communications Partners, LLC, and Rifkin Acquisitions Partners, LLC and Enstar Income Program II-1, L.P., Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar IV/PBD Systems Venture, and Enstar Cable of Macoupin County (incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed by Enstar Income Program IV-1, L.P. on April 22, 2002 (File No. 000-15705)).

2.4	Asset Purchase Agreement, dated April 10, 2002, by and between Charter Communications Entertainment I, LLC, and Enstar Income Program II-1, L.P. (incorporated by reference to Exhibit 2.2 to the current report on Form 8-K filed by Enstar Income Program II-1, L.P. on April 26, 2002 (File No. 000-14508)).

2.5	Purchase Agreement, dated May 29, 2003, by and between Falcon Video Communications, L.P. and WaveDivision Holdings, LLC (incorporated by reference to Exhibit 2.1 to Charter Communications, Inc.’s current report on Form 8-K filed on May 30, 2003 (File No. 000-27927)).

2.6	Asset Purchase Agreement, dated September 3, 2003, by and between Charter Communications VI, LLC, The Helicon Group, L.P., Hornell Television Service, Inc., Interlink Communications Partners, LLC, Charter Communications Holdings, LLC and Atlantic Broadband Finance, LLC (incorporated by reference to Exhibit 2.1 to Charter Communications, Inc.’s current report on Form 8-K/A filed on September 3, 2003 (File No. 000-27927)).

3.1	Certificate of Formation of CCH II, LLC (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the registration statement on Form S-4 of CCH II, LLC and CCH II Capital Corporation filed on March 24, 2004 (File No. 333-111423)).

3.2	Amended and Restated Limited Liability Company Agreement of CCH II, LLC, dated as of July 10, 2003 (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the registration statement on Form S-4 of CCH II, LLC and CCH II Capital Corporation filed on March 24, 2004 (File No. 333-111423)).

3.3	Certificate of Incorporation of CCH II Capital Corporation (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the registration statement on Form S-4 of CCH II, LLC and CCH II Capital Corporation

Exhibit	Description
filed on March 24, 2004 (File No. 333-111423)).

3.4	Amended and Reinstated By-laws of CCH II Capital Corporation (incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the registration statement on Form S-4 of CCH II, LLC and CCH II Capital Corporation filed on March 24, 2004 (File No. 333-111423)).

4.1	Indenture relating to the 10.25% Senior Notes due 2010, dated as of September 23, 2003, among CCH II, LLC, CCH II Capital Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications Inc. filed on September 26, 2003 (File No. 000-27927)).

10.1	Indenture, dated as of April 9, 1998, by and among Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC, Renaissance Media Capital Corporation, Renaissance Media Group LLC and United States Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.1 to the registration statement on Forms S-4 of Renaissance Media Group LLC, Renaissance Media (Tennessee) LLC, Renaissance Media (Louisiana) LLC and Renaissance Media Capital Corporation filed on June 12, 1998 (File No. 333-56679)).

10.2	Indenture relating to the 8 3 / 4 % Senior Notes due 2013, dated as of November 10, 2003, by and among CCO Holdings, LLC, CCO Holdings Capital Corp. and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Charter Communications, Inc.’s current report on Form 8-K filed on November 12, 2003 (File No. 000-27927)).

10.3	Amended and Restated Credit Agreement among Charter Communications Operating, LLC, CCO Holdings, LLC and certain lenders and agents named therein dated April 27, 2004 (incorporated by reference to Exhibit 10.25 to Amendment No. 2 to the registration statement on Form S-4 of CCH II, LLC filed on May 5, 2004 (File No. 333-111423)).

10.4	Indenture relating to the 8% senior second lien notes due 2012 and 8 3/8% senior second lien notes due 2014, dated as of April 27, 2004, by and among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp. and Wells Fargo Bank, N.A. as trustee (incorporated by reference to Exhibit 10.32 to Amendment No. 2 to the registration statement on Form S-4 of CCH II, LLC filed on May 5, 2004 (File No. 333-111423)).

10.5	Indenture relating to the Senior Floating Rate Notes due 2010 dated as of December 15, 2004 among CCO Holdings, LLC, CCO Holdings Capital Corp. and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of CCO Holdings, LLC filed on December 21, 2004 (File No. 333-112593)).

10.6	Exchange and Registration Rights Agreement dated December 15, 2004 by and among CCO Holdings, LLC, CCO Holdings Capital Corp, on the one hand, and Credit Suisse First Boston LLC and Citigroup Global Markets Inc, on the other hand, as representatives (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of CCO Holdings, LLC filed on December 21, 2004 (File No. 333-112593)).

10.7	Form of Management Agreement, dated as of November 9, 1999, by and between Charter Communications Holding Company, LLC and Charter Communications, Inc. (incorporated by reference to Exhibit 10.2(d) to Amendment No. 3 to the registration statement on Form S-1 of Charter Communications, Inc. filed on October 18, 1999 (File No. 333-83887)).

10.8	Management Agreement, dated as of November 12, 1999, by and between CC VI Operating Company, LLC and Charter Communications, Inc. (incorporated by reference to Exhibit 10.2(d) to Amendment No. 1 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on April 18, 2000 (File No. 333-77499)).

10.9	Management Agreement, dated as of November 12, 1999 by and between Falcon Cable Communications, LLC and Charter Communications, Inc. (incorporated by reference to Exhibit 10.2(e) to Amendment No. 1 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on April 18, 2000 (File No. 333-77499)).

10.10(a)	First Amended and Restated Mutual Services Agreement, dated as of December 21, 2000, by and between Charter Communications, Inc., Charter Investment, Inc. and Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 10.2(b) to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on February 2, 2001 (File No. 333-54902)).

10.10(b)	Letter Agreement, dated June 19, 2003, by and among Charter Communications, Inc., Charter Communications Holding Company, LLC and Charter Investment, Inc. regarding Mutual Services Agreement (incorporated by reference to Exhibit No. 10.5(b) to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 5, 2003 (File No. 000-27927)).

10.10(c)	Second Amended and Restated Mutual Services Agreement, dated as of June 19, 2003 between Charter Communications, Inc. and Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 10.5(a) to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 5, 2003 (File No. 000-27927)).

10.11(a)	Amended and Restated Limited Liability Company Agreement for Charter Communications Holding Company,

Exhibit	Description
LLC made as of August 31, 2001 (incorporated by reference to Exhibit 10.9 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).

10.11(b)	Letter Agreement between Charter Communications, Inc. and Charter Investment Inc. and Vulcan Cable III Inc. amending the Amended and Restated Limited Liability Company Agreement of Charter Communications Holding Company, LLC, dated as of November 22, 2004 (incorporated by reference to Exhibit 10.10 to the current report on Form 8-K of Charter Communications, Inc. filed on November 30, 2004 (File No. 000-27927)).

10.12	Amended and Restated Limited Liability Company Agreement for CC VIII, LLC, dated as of March 31, 2003 (incorporated by reference to Exhibit 10.27 to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.13	Amended and Restated Limited Liability Company Agreement of Charter Communications Operating, LLC, dated as of June 19, 2003 (incorporated by reference to Exhibit No. 10.2 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 5, 2003 (File No. 000-27927)).

10.14	Amended and Restated Management Agreement, dated as of June 19, 2003, between Charter Communications Operating, LLC and Charter Communications, Inc. (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 5, 2003 (File No. 333-83887)).

10.15(a)+	Charter Communications Holdings, LLC 1999 Option Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 4 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on July 22, 1999 (File No. 333-77499)).

10.15(b)+	Assumption Agreement regarding Option Plan, dated as of May 25, 1999, by and between Charter Communications Holdings, LLC and Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 10.13 to Amendment No. 6 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on August 27, 1999 (File No. 333-77499)).

10.15(c)+	Form of Amendment No. 1 to the Charter Communications Holdings, LLC 1999 Option Plan (incorporated by reference to Exhibit 10.10(c) to Amendment No. 4 to the registration statement on Form S-1 of Charter Communications, Inc. filed on November 1, 1999 (File No. 333-83887)).

10.15(d)+	Amendment No. 2 to the Charter Communications Holdings, LLC 1999 Option Plan (incorporated by reference to Exhibit 10.4(c) to the annual report on Form 10-K filed by Charter Communications, Inc. on March 30, 2000 (File No. 000-27927)).

10.15(e)+	Amendment No. 3 to the Charter Communications 1999 Option Plan (incorporated by reference to Exhibit 10.14(e) to the annual report of Form 10-K of Charter Communications, Inc. filed on March 29, 2002 (File No. 000-27927)).

10.15(f)+	Amendment No. 4 to the Charter Communications 1999 Option Plan (incorporated by reference to Exhibit 10.10(f) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.16(a)+	Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on May 15, 2001 (File No. 000-27927)).

10.16(b)+	Amendment No. 1 to the Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.11(b) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.16(c)+	Amendment No. 2 to the Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 14, 2001 (File No. 000-27927)).

10.16(d)+	Amendment No. 3 to the Charter Communications, Inc. 2001 Stock Incentive Plan effective January 2, 2002 (incorporated by reference to Exhibit 10.15(c) to the annual report of Form 10-K of Charter Communications, Inc. filed on March 29, 2002 (File No. 000-27927)).

10.16(e)+	Amendment No. 4 to the Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.11(e) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.16(f)+	Amendment No. 5 to the Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.11(f) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.16(g)+*	Description of Long-Term Incentive Program to the Charter Communications, Inc. 2001 Stock Incentive Plan.

10.17(a)+	Letter Agreement, dated May 25, 1999, between Charter Communications, Inc. and Marc Nathanson (incorporated by reference to Exhibit 10.36 to the registration statement on Form S-4 of Charter Communications Holdings, LLC and Charter Communications Holdings Capital Corporation filed on January 25, 2000 (File No. 333-95351)).

Exhibit	Description

10.17(b)+	Letter Agreement, dated March 27, 2000, between CC VII Holdings, LLC and Marc Nathanson, amending the Letter Agreement dated May 25, 1999 (incorporated by reference to Exhibit 10.13(b) to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

10.18(a)+	Employment Offer Letter, dated December 2, 2003 by and between Charter Communications, Inc. and Derek Chang (incorporated by reference to Exhibit 10.24 to the annual report on Form 10-K of Charter Communications, Inc. filed on March 15, 2004 (File No. 000-27927)).

10.18(b)+	Amendment to Employment Offer Letter, dated January 27, 2005, by and between Charter Communications, Inc. and Derek Chang (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed January 28, 2005 (File No. 000-27927)).

10.19+	Separation Agreement and Release for Margaret A. Bellville, dated as of September 16, 2004 (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on November 4, 2004 (File No. 000-27927)).

10.20+	Executive Services Agreement, dated as of January 17, 2005, between Charter Communications, Inc. and Robert P. May (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed on January 21, 2005 (File No. 000-27927)).

10.21+	Separation Agreement and Release for Steven A. Schumm, dated as of February 8, 2005 (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K filed by Charter Communications, Inc. on February 11, 2005 (File No. 000-27927)).

10.22+	Separation Agreement and Release for Carl E. Vogel, dated as of February 17, 2005 (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K filed by Charter Communications, Inc. on February 22, 2005 (File No. 000-27927)).

10.23+	Separation Agreement and Release for Thomas A. Cullen, dated as of March 15, 2005 (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K filed by Charter Communications, Inc. on March 17, 2005 (File No. 000-27927)).

10.24+	Description of Charter Communications, Inc. 2005 Executive Bonus Plan (incorporated by reference to Exhibit 10.51 to the annual report on Form 10-K filed by Charter Communications, Inc. on March 3, 2005 (File No. 000-27927)).

14.1	Code of Conduct adopted January 28, 2003 (incorporated by reference to Exhibit 14.1 to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000-27927)).

31.1*	Certificate of Interim Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certificate of Interim Co-Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.3*	Certificate of Interim Co-Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Interim Chief Executive Officer).

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Interim Co-Chief Financial Officer).

32.3*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Interim Co-Chief Financial Officer).

*	Document Attached

+	Management compensatory plan or arrangement

Report of Independent Registered Public Accounting Firm

The Board of Directors
CCH II, LLC:

We have audited the accompanying consolidated balance sheets of CCH II, LLC and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in member’s equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CCH II, LLC and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in note 3 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

As discussed in note 7 to the consolidated financial statements, effective September 30, 2004, the Company adopted EITF Topic D-108, Use of the Residual Method to Value Acquired Assets Other than Goodwill.

As discussed in note 16 to the consolidated financial statements, effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.

/s/ KPMG LLP

St. Louis, Missouri
March 1, 2005

CCH II, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$546	$85
Accounts receivable, less allowance for doubtful accounts of $15 and $17, respectively	175	178
Receivables from related party	—	59
Prepaid expenses and other current assets	20	21

Total current assets	741	343

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation of $5,142 and $3,834, respectively	6,110	6,808
Franchises	9,878	13,680

Total investment in cable properties, net	15,988	20,488

OTHER NONCURRENT ASSETS	250	178

Total assets	$16,979	$21,009

LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$949	$1,044
Payables to related party	30	—

Total current liabilities	979	1,044

LONG-TERM DEBT	9,895	9,557

LOANS PAYABLE – RELATED PARTY	29	37

DEFERRED MANAGEMENT FEES – RELATED PARTY	14	14

OTHER LONG-TERM LIABILITIES	493	687

MINORITY INTEREST	656	719

MEMBER’S EQUITY:
Member’s equity	4,928	9,008
Accumulated other comprehensive loss	(15)	(57)

Total member’s equity	4,913	8,951

Total liabilities and member’s equity	$16,979	$21,009

The accompanying notes are an integral part of these consolidated financial statements.

CCH II, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions)

	Year Ended December 31,
	2004	2003	2002
REVENUES	$4,977	$4,819	$4,566

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	2,080	1,952	1,807
Selling, general and administrative	971	940	963
Depreciation and amortization	1,495	1,453	1,436
Impairment of franchises	2,433	—	4,638
(Gain) loss on sale of fixed assets	(86)	5	3
Option compensation expense, net	31	4	5
Special charges, net	104	21	36
Unfavorable contracts and other settlements	(5)	(72)	—

	7,023	4,303	8,888

Income (loss) from operations	(2,046)	516	(4,322)

OTHER INCOME AND EXPENSES:
Interest expense, net	(726)	(545)	(512)
Gain (loss) on derivative instruments and hedging activities, net	69	65	(115)
Loss on extinguishment of debt	(21)	—	—
Other, net	3	(9)	3

	(675)	(489)	(624)

Income (loss) before minority interest, income taxes and cumulative effect of accounting change	(2,721)	27	(4,946)

MINORITY INTEREST	20	(29)	(16)

Loss before income taxes and cumulative effect of accounting change	(2,701)	(2)	(4,962)
INCOME TAX BENEFIT (EXPENSE)	35	(13)	216

Loss before cumulative effect of accounting change	(2,666)	(15)	(4,746)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX	(840)	—	(540)

Net loss	$(3,506)	$(15)	$(5,286)

The accompanying notes are an integral part of these consolidated financial statements.

CCH II, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY
(dollars in millions)

		Accumulated
		Other	Total
	Member’s	Comprehensive	Member’s
	Equity	Income (Loss)	Equity
BALANCE, December 31, 2001	$15,980	$(40)	$15,940
Capital contribution	859	—	859
Distributions to parent company	(413)	—	(413)
Changes in fair value of interest rate agreements	—	(65)	(65)
Other, net	5	—	5
Net loss	(5,286)	—	(5,286)

BALANCE, December 31, 2002	11,145	(105)	11,040
Capital contribution	10	—	10
Distributions to parent company	(2,133)	—	(2,133)
Changes in fair value of interest rate agreements	—	48	48
Other, net	1	—	1
Net loss	(15)	—	(15)

BALANCE, December 31, 2003	9,008	(57)	8,951
Distributions to parent company	(578)	—	(578)
Changes in fair value of interest rate agreements	—	42	42
Other, net	4	—	4
Net loss	(3,506)	—	(3,506)

BALANCE, December 31, 2004	$4,928	$(15)	$4,913

The accompanying notes are an integral part of these consolidated financial statements.

CCH II, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,506)	$(15)	$(5,286)
Adjustments to reconcile net loss to net cash flows from operating activities:
Minority interest	(20)	29	16
Depreciation and amortization	1,495	1,453	1,436
Impairment of franchises	2,433	—	4,638
Option compensation expense, net	27	4	5
Special charges, net	85	—	—
Noncash interest expense	27	38	38
(Gain) loss on derivative instruments and hedging activities, net	(69)	(65)	115
(Gain) loss on sale of assets	(86)	5	3
Loss on extinguishment of debt	18	—	—
Deferred income taxes	(42)	13	(216)
Cumulative effect of accounting change, net	840	—	540
Unfavorable contracts and other settlements	(5)	(72)	—
Other, net	(5)	—	—
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(4)	69	21
Prepaid expenses and other assets	(4)	12	18
Accounts payable, accrued expenses and other	(103)	(103)	39
Receivables from and payables to related party, including deferred management fees	(72)	(47)	(42)

Net cash flows from operating activities	1,009	1,321	1,325

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(893)	(804)	(2,095)
Change in accrued expenses related to capital expenditures	(33)	(41)	(49)
Proceeds from sale of systems	744	91	—
Payments for acquisitions, net of cash acquired	—	—	(139)
Purchases of investments	(6)	—	(3)
Other, net	(3)	(3)	1

Net cash flows from investing activities	(191)	(757)	(2,285)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	3,147	739	3,213
Repayments of long-term debt	(4,860)	(1,368)	(2,135)
Repayments to parent companies	(8)	(96)	(233)
Proceeds from issuance of long-term debt	2,050	530	—
Payments for debt issuance costs	(108)	(42)	(21)
Capital contributions	—	10	859
Distributions	(578)	(562)	(413)

Net cash flows from financing activities	(357)	(789)	1,270

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	461	(225)	310
CASH AND CASH EQUIVALENTS, beginning of period	85	310	—

CASH AND CASH EQUIVALENTS, end of period	$546	$85	$310

CASH PAID FOR INTEREST	$693	$457	$485

NONCASH TRANSACTIONS:
Issuance of debt by CCH II, LLC	$—	$1,572	$—

The accompanying notes are an integral part of these consolidated financial statements.

CCH II, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

1. Organization and Basis of Presentation

CCH II, LLC (“CCH II”) is a holding company whose primary assets at December 31, 2004 are equity interests in its operating subsidiaries. CCH II was formed in March 2003 and is a wholly owned subsidiary of CCH I, LLC (“CCH I”). CCH I is a wholly owned subsidiary of Charter Communications Holdings, LLC (“Charter Holdings”). Charter Holdings is a wholly owned subsidiary of Charter Communications Holding Company, LLC (“Charter Holdco”), which is a subsidiary of Charter Communications, Inc. (“Charter”).

CCH II is the sole owner of CCO Holdings, LLC (“CCO Holdings”), which in turn is sole owner of Charter Communications Operating, LLC (“Charter Operating”). Charter Operating was formed in February 1999 to own and operate its cable systems. In June and July of 2003, Charter Holdings entered into a series of transactions and contributions which had the effect of i) creating CCH I, CCH II and CCO Holdings and ii) combining/contributing all of Charter Holdings’ interest in cable operations not previously owned by Charter Operating to Charter Operating (the “Systems Transfer”). The Systems Transfer was accounted for as a reorganization of entities under common control. Accordingly, the accompanying financial statements combine the historical financial condition and results of operations of Charter Operating, and the operations of subsidiaries contributed by Charter Holdings for the year ended December 31, 2002. CCH II and its subsidiaries are collectively referred to herein as the “Company.” All significant intercompany accounts and transactions among consolidated entities have been eliminated.

The Company is a broadband communications company operating in the United States. The Company offers its customers traditional cable video programming (analog and digital video) as well as high-speed data services and, in some areas, advanced broadband services such as high definition television, video on demand and telephony. The Company sells its cable video programming, high-speed data and advanced broadband services on a subscription basis. The Company also sells local advertising on satellite-delivered networks.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving significant judgments and estimates include capitalization of labor and overhead costs; depreciation and amortization costs; impairments of property, plant and equipment, franchises and goodwill; income taxes; and contingencies. Actual results could differ from those estimates.

Reclassifications. Certain prior year amounts have been reclassified to conform with the 2004 presentation.

2. Liquidity and Capital Resources

The Company incurred net loss of $3.5 billion, $15 million and $5.3 billion in 2004, 2003 and 2002, respectively. The Company’s net cash flows from operating activities were $1.0 billion, $1.3 billion and $1.3 billion for the years ending December 31, 2004, 2003 and 2002, respectively.

The Company’s long-term financing as of December 31, 2004 consists of $5.5 billion of credit facility debt and $4.4 billion principal amount of high-yield notes. In each of 2005 and 2006, $30 million of the Company’s debt will mature. In 2007 and beyond, significant additional amounts will become due under the Company’s remaining long-term debt obligations.

The Company has historically required significant cash to fund capital expenditures and debt service costs. Historically, the Company has funded these requirements through cash flows from operating activities, borrowings under its credit facilities, equity contributions from its parent companies, borrowings from its parent companies, sales of assets, issuances of debt securities and cash on hand. However, the mix of funding sources changes from period to period. For the year ended December 31, 2004, the Company generated $1.0 billion of net cash flows from operating activities, after paying cash interest of $693 million. In addition, the Company generated approximately $744 million from the sale of assets, substantially all of which was used to fund operations, including capital expenditures. Finally, the Company had net cash used in financing activities of $357 million, which included, among other things, $578 million of distributions primarily to fund parent company interest and in

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

December 2004, CCO Holdings issued $550 million of notes. This debt issuance and the net cash flows from operating activities were the primary reasons cash on hand increased by $461 million to $546 million at December 31, 2004. The cash on hand was used to repay outstanding borrowings under the Company’s revolving credit facility, through a series of transactions executed in February 2005.

The Company expects that cash on hand, cash flows from operating activities and the amounts available under its credit facilities will be adequate to meet its and its parent companies cash needs in 2005. Cash flows from operating activities and amounts available under the Company’s credit facilities may not be sufficient to fund the Company’s operations and satisfy its parent companies’ principal repayment obligations that come due in 2006 and, the Company believes, will not be sufficient to fund its operations and satisfy such repayment obligations thereafter.

It is likely that the Company and its parent companies will require additional funding to repay debt maturing after 2006. The Company has been advised that its parent companies are working with their financial advisors to address such funding requirements. However, there can be no assurance that such funding will be available. Although Mr. Allen and his affiliates have purchased equity from the parent companies in the past, Mr. Allen and his affiliates are not obligated to purchase equity from, contribute to or loan funds to the Company or its parent companies in the future.

Credit Facilities and Covenants

The Company’s ability to operate depends upon, among other things, its continued access to capital, including credit under the Charter Operating credit facilities. These credit facilities, along with the Company’s and its subsidiaries indentures, are subject to certain restrictive covenants, some of which require the Company to maintain specified financial ratios and meet financial tests and to provide audited financial statements with an unqualified opinion from the Company’s independent auditors. As of December 31, 2004, the Company was in compliance with the covenants under its indentures and credit facilities and the indentures of its subsidiaries and the Company expects to remain in compliance with those covenants for the next twelve months. As of December 31, 2004, the Company had borrowing availability under the credit facilities of $804 million, none of which was restricted due to covenants. Continued access to the Company’s credit facilities is subject to the Company remaining in compliance with the applicable covenants of these credit facilities, including covenants tied to the Company’s operating performance. If the Company’s operating performance results in non-compliance with these covenants, or if any of certain other events of non-compliance under these credit facilities or indentures governing the Company’s debt occurs, funding under the credit facilities may not be available and defaults on some or potentially all of the Company’s debt obligations could occur. An event of default under the covenants governing any of the Company’s debt instruments could result in the acceleration of its payment obligations under that debt and, under certain circumstances, in cross-defaults under its other debt obligations, which could have a material adverse effect on the Company’s consolidated financial condition or results of operations.

The Charter Operating credit facilities require the Company to redeem the CC V Holdings notes within 45 days after the first date that the Charter Holdings leverage ratio is less than 8.75 to 1.0. In satisfaction of this requirement, CC V Holdings, LLC has called for redemption all of its outstanding notes, at 103.958% of principal amount, plus accrued and unpaid interest to the date of redemption, which is expected to be March 14, 2005. The total cost of the redemption including accrued and unpaid interest is expected to be approximately $122 million. The Company intends to fund the redemption with borrowings under the Charter Operating credit facilities.

Parent Company Debt Obligations

Any financial or liquidity problems of CCH II’s parent companies could cause serious disruption to the Company’s business and have a material adverse effect on its business and results of operations. A failure by Charter Holdings to satisfy its debt payment obligations or a bankruptcy filing with respect to Charter Holdings would give the lenders under the Charter Operating credit facilities the right to accelerate the payment obligations under these facilities. Any such acceleration would be a default under the indenture governing the Company’s notes. As of December 31, 2004, Charter had approximately $1.0 billion principal amount of senior convertible notes outstanding with approximately $156 million and $863 million maturing in 2006 and 2009, respectively.

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

As of December 31, 2004, Charter Holdings had approximately $8.9 billion principal amount of high-yield notes outstanding with approximately $451 million, $3.4 billion and $5.0 billion maturing in 2007, 2009 and thereafter, respectively. Charter and Charter Holdings will need to raise additional capital or receive distributions or payments from the Company in order to satisfy their debt obligations. However, because of their significant indebtedness, the ability of the parent companies to raise additional capital at reasonable rates is uncertain. The indentures governing the CCH II notes, CCO Holdings notes, and Charter Operating notes, however, restrict these entities and their subsidiaries from making distributions to their parent companies (including Charter, Charter Holdco and Charter Holdings) for payment of principal on the parent company debt obligations, in each case unless there is no default under the applicable indenture and a specified leverage ratio test is met at the time of such event. CCH II, CCO Holdings and Charter Operating meet the applicable leverage ratio test under each of their respective indentures, and as a result are not prohibited from making any such distributions to their respective direct parent at this time.

Charter is required to register by April 21, 2005 its recently issued 5.875% convertible notes due 2009. If these convertible notes are not registered by such date, Charter will incur liquidated damages as defined in the related indenture. In conjunction with issuing these convertible notes, Charter also filed a registration statement to sell up to 150 million shares of Charter’s Class A common stock pursuant to a share lending agreement. These shares are required to be registered by April 1, 2005. If such shares are not registered by such date, Charter will incur liquidated damages as defined in the related indenture.

Specific Limitations at Charter Holdings

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on the convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under Charter Holdings’ indentures and other specified tests are met. For the quarter ended December 31, 2004, there was no default under Charter Holdings’ indentures and other specified tests were met. In addition, Charter Holdings met the leverage ratio of 8.75 to 1.0 based on December 31, 2004 financial results. As a result, distributions from Charter Holdings to Charter or Charter Holdco are not currently restricted. Such distributions will again be restricted, however, if Charter Holdings fails to meet its leverage ratio test. In the past, Charter Holdings has from time to time failed to meet this leverage ratio test and there can be no assurance that Charter Holdings will satisfy this test in the future.

During periods when such distributions are restricted, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments in Charter Holdco or Charter, up to an amount determined by a formula, as long as there is no default under the indentures. As of December 31, 2004, Charter Holdco had $106 million in cash on hand and was owed $29 million in intercompany loans from its subsidiaries, which were available to pay interest on Charter’s 4.75% convertible senior notes, which is expected to be approximately $7 million in 2005. In addition, Charter has $144 million of U.S government securities pledged as security for the six interest payments on Charter’s 5.875% convertible senior notes.

Sale of Assets

In March 2004, the Company closed the sale of certain cable systems in Florida, Pennsylvania, Maryland, Delaware and West Virginia to Atlantic Broadband Finance, LLC. The Company closed the sale of an additional cable system in New York to Atlantic Broadband Finance, LLC in April 2004. These transactions resulted in a $104 million pretax gain recorded as a gain on sale of assets in the Company’s consolidated statements of operations. Subject to post-closing contractual adjustments, the total net proceeds from the sale of all of these systems were approximately $733 million. The proceeds were used to repay a portion of amounts outstanding under the Company’s credit facilities.

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

3. Summary of Significant Accounting Policies

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are carried at cost, which approximates market value.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, including all material, labor and certain indirect costs associated with the construction of cable transmission and distribution facilities. Costs associated with initial customer installations and the additions of network equipment necessary to enable advanced services are capitalized. Costs capitalized as part of initial customer installations include materials, labor, and certain indirect costs. Indirect costs are associated with the activities of the Company’s personnel who assist in connecting and activating the new service and consist of compensation and indirect costs associated with these support functions. Indirect costs primarily include employee benefits and payroll taxes, direct variable costs associated with capitalizable activities, consisting primarily of installation and construction vehicle costs, the cost of dispatch personnel and indirect costs directly attributable to capitalizable activities. The costs of disconnecting service at a customer’s dwelling or reconnecting service to a previously installed dwelling are charged to operating expense in the period incurred. Costs for repairs and maintenance are charged to operating expense as incurred, while plant and equipment replacement and betterments, including replacement of cable drops from the pole to the dwelling, are capitalized.

Depreciation is recorded using the straight-line composite method over management’s estimate of the useful lives of the related assets as follows:

Cable distribution systems	7-20 years
Customer equipment and installations	3-5 years
Vehicles and equipment	1-5 years
Buildings and leasehold improvements	5-15 years
Furniture and fixtures	5 years

Franchises

Franchise rights represent the value attributed to agreements with local authorities that allow access to homes in cable service areas acquired through the purchase of cable systems. Management estimates the fair value of franchise rights at the date of acquisition and determines if the franchise has a finite life or an indefinite-life as defined by Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Effective January 1, 2002, all franchises that qualify for indefinite-life treatment under SFAS No. 142 are no longer amortized against earnings but instead are tested for impairment annually as of October 1, or more frequently as warranted by events or changes in circumstances (see Note 7). The Company concluded that 99% of its franchises qualify for indefinite-life treatment; however, certain franchises did not qualify for indefinite-life treatment due to technological or operational factors that limit their lives. These franchise costs are amortized on a straight-line basis over 10 years. Costs incurred in renewing cable franchises are deferred and amortized over 10 years.

Other Noncurrent Assets

Other noncurrent assets primarily include goodwill, deferred financing costs and investments in equity securities. Costs related to borrowings are deferred and amortized to interest expense over the terms of the related borrowings.

Investments in equity securities are accounted for at cost, under the equity method of accounting or in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Charter recognizes losses for any decline in value considered to be other than temporary. Certain marketable equity securities are classified as

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

available-for-sale and reported at market value with unrealized gains and losses recorded as accumulated other comprehensive income or loss.

The following summarizes investment information as of and for the years ended December 31, 2004 and 2003:

			Gain (loss) for
	Carrying Value at		the Years Ended
	December 31,		December 31,
	2004	2003	2004	2003	2002
Equity investments, under the cost method	$8	$11	$(3)	$(2)	$—
Equity investments, under the equity method	24	10	6	2	(2)
Marketable securities, at market value	—	—	—	—	2

	$32	$21	$3	$—	$—

Valuation of Property, Plant and Equipment

The Company evaluates the recoverability of property, plant and equipment for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes in circumstances could include such factors as impairment of the Company’s indefinite life franchise under SFAS No. 142, changes in technological advances, fluctuations in the fair value of such assets, adverse changes in relationships with local franchise authorities, adverse changes in market conditions or poor operating results. If a review indicates that the carrying value of such asset is not recoverable from estimated undiscounted cash flows, the carrying value of such asset is reduced to its estimated fair value. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect its evaluations of asset recoverability. No impairment of property, plant and equipment occurred in 2004, 2003 and 2002.

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. For those instruments which qualify as hedging activities, related gains or losses are recorded in accumulated other comprehensive income. For all other derivative instruments, the related gains or losses are recorded in the income statement. The Company uses interest rate risk management derivative instruments, such as interest rate swap agreements, interest rate cap agreements and interest rate collar agreements (collectively referred to herein as interest rate agreements) as required under the terms of the credit facilities of the Company’s subsidiaries. The Company’s policy is to manage interest costs using a mix of fixed and variable rate debt. Using interest rate swap agreements, the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Interest rate cap agreements are used to lock in a maximum interest rate should variable rates rise, but enable the Company to otherwise pay lower market rates. Interest rate collar agreements are used to limit exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates. The Company does not hold or issue any derivative financial instruments for trading purposes.

Revenue Recognition

Revenues from residential and commercial video and high-speed data services are recognized when the related services are provided. Advertising sales are recognized at estimated realizable values in the period that the advertisements are broadcast. Local governmental authorities impose franchise fees on the Company ranging up to a federally mandated maximum of 5% of gross revenues as defined in the franchise agreement. Such fees are collected on a monthly basis from the Company’s customers and are periodically remitted to local franchise authorities. Franchise fees are reported as revenues on a gross basis with a corresponding operating expense.

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

Programming Costs

The Company has various contracts to obtain analog, digital and premium video programming from program suppliers whose compensation is typically based on a flat fee per customer. The cost of the right to exhibit network programming under such arrangements is recorded in operating expenses in the month the programming is available for exhibition. Programming costs are paid each month based on calculations performed by the Company and are subject to adjustment based on periodic audits performed by the programmers. Certain programming contracts contain launch incentives to be paid by the programmers. The Company receives these payments related to the activation of the programmer’s cable television channel and recognizes the launch incentives on a straight-line basis over the life of the programming agreement as a reduction of programming expense. This offset to programming expense was $59 million, $62 million and $57 million for the years ended December 31, 2004, 2003 and 2002, respectively. Programming costs included in the accompanying statement of operations were $1.3 billion, $1.2 billion and $1.2 billion for the years ended December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004 and 2003, the deferred amount of launch incentives, included in other long-term liabilities, totaled $106 million and $170 million, respectively.

Advertising Costs

Advertising costs associated with marketing the Company’s products and services are generally expensed as costs are incurred. Such advertising expense was $72 million, $62 million and $60 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Stock-Based Compensation

The Company has historically accounted for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. On January 1, 2003, the Company adopted the fair value measurement provisions of SFAS No. 123 using the prospective method under which the Company will recognize compensation expense of a stock-based award to an employee over the vesting period based on the fair value of the award on the grant date consistent with the method described in Financial Accounting Standards Board Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Adoption of these provisions resulted in utilizing a preferable accounting method as the consolidated financial statements will present the estimated fair value of stock-based compensation in expense consistently with other forms of compensation and other expense associated with goods and services received for equity instruments. In accordance with SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the fair value method was applied only to awards granted or modified after January 1, 2003, whereas awards granted prior to such date were accounted for under APB No. 25, unless they were modified or settled in cash.

SFAS No. 123 requires pro forma disclosure of the impact on earnings as if the compensation expense for these plans had been determined using the fair value method. The following table presents the Company’s net loss as reported and the pro forma amounts that would have been reported using the fair value method under SFAS No. 123 for the years presented:

	Year Ended December 31,
	2004	2003	2002
Net loss	$(3,506)	$(15)	$(5,286)
Add back stock-based compensation expense related to stock options included in reported net loss	31	4	5
Less employee stock-based compensation expense determined under fair value based method for all employee stock option awards	(33)	(30)	(105)
Effects of unvested options in stock option exchange (see Note 16)	48	—	—

Pro forma	$(3,460)	$(41)	$(5,386)

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants during the years ended December 31, 2004, 2003 and 2002, respectively: risk-free interest rates of 3.3%, 3.0%, and 3.6%; expected volatility of 92.4%, 93.6% and 64.2%; and expected lives of 4.6 years, 4.5 years and 4.3 years, respectively. The valuations assume no dividends are paid.

Unfavorable Contracts and Other Settlements

The Company recognized $5 million of benefit for the year ended December 31, 2004 related to changes in estimated legal reserves established as part of previous business combinations, which, based on an evaluation of current facts and circumstances, are no longer required.

The Company recognized $72 million of benefit for the year ended December 31, 2003 as a result of the settlement of estimated liabilities recorded in connection with prior business combinations. The majority of this benefit (approximately $52 million) is due to the renegotiation of a major programming contract, for which a liability had been recorded for the above market portion of the agreement in conjunction with the Falcon acquisition in 1999 and the Bresnan acquisition in 2000. The remaining benefit relates to the reversal of previously recorded liabilities, which are no longer required.

Income Taxes

CCH II is a single member limited liability company not subject to income tax. CCH II holds all operations through indirect subsidiaries. The majority of these indirect subsidiaries are limited liability companies that are also not subject to income tax. However, certain of CCH II’s indirect subsidiaries are corporations that are subject to income tax. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of these indirect corporate subsidiaries’ assets and liabilities and expected benefits of utilizing net operating loss carryforwards. The impact on deferred taxes of changes in tax rates and tax law, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the consolidated financial statements in the period of enactment (see Note 18).

Minority Interest

Minority interest on the Company’s consolidated balance sheets represents $656 million and $694 million of preferred membership interests in CC VIII, LLC (“CC VIII”), an indirect subsidiary of CCH II, as of December 31, 2004 and 2003, respectively. The preferred membership interests in CC VIII accrete at 2% per annum and since June 6, 2003, share pro rata in the profits of CC VIII. As more fully described in Note 19, this preferred interest arises from the approximately $630 million of preferred membership units issued by CC VIII in connection with the Bresnan acquisition in February, 2000. As of December 31, 2003, minority interest also includes $25 million of preferred interest in Charter Helicon, LLC, another indirect subsidiary of CCH II, issued in connection with the Helicon acquisition. The preferred interest in Charter Helicon, LLC accrues interest at 10% per annum. As of December 31, 2004, the preferred interest was reclassified to other long-term liabilities.

Segments

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, established standards for reporting information about operating segments in annual financial statements and in interim financial reports issued to shareholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment.

The Company’s operations are managed on the basis of geographic divisional operating segments. The Company has evaluated the criteria for aggregation of the geographic operating segments under paragraph 17 of SFAS No. 131 and believes it meets each of the respective criteria set forth. The Company delivers similar products and

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

services within each of its geographic divisional operations. Each geographic and divisional service area utilizes similar means for delivering the programming of the Company’s services; have similarity in the type or class of customer receiving the products and services; distributes the Company’s services over a unified network; and operates within a consistent regulatory environment. In addition, each of the geographic divisional operating segments has similar economic characteristics. In light of the Company’s similar services, means for delivery, similarity in type of customers, the use of a unified network and other considerations across its geographic divisional operating structure, management has determined that the Company has one reportable segment, broadband services.

4. Acquisitions

On February 28, 2002, CC Systems, LLC, a subsidiary of the Company, and High Speed Access Corp. (“HSA”) closed the Company’s acquisition from HSA of the contracts and associated assets, and assumed related liabilities, that served certain of the Company’s high-speed data customers. At closing, the Company paid approximately $78 million in cash and delivered 37,000 shares of HSA’s Series D convertible preferred stock and all the warrants to buy HSA common stock owned by the Company. The purchase price has been allocated to assets acquired and liabilities assumed based on fair values, including approximately $8 million assigned to intangible assets and amortized over an average useful life of three years and approximately $52 million assigned to goodwill. During the period from 1997 to 2000, certain subsidiaries of the Company entered into Internet-access related service agreements with HSA, and both Vulcan Ventures and certain of the Company’s subsidiaries made equity investments in HSA. (see Note 19 for additional information).

In April 2002, Interlink Communications Partners, LLC, Rifkin Acquisition Partners, LLC and Charter Communications Entertainment I, LLC, each an indirect, wholly-owned subsidiary of Charter Holdings, completed the purchase of certain assets of Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar Cable of Macoupin County and Enstar IV/PBD Systems Venture, serving approximately 21,600 (unaudited) customers, for a total cash purchase price of $48 million. In September 2002, Charter Communications Entertainment I, LLC purchased all of Enstar Income Program II-1, L.P.’s Illinois cable systems, serving approximately 6,400 (unaudited) customers, for a cash purchase price of $15 million. Enstar Communications Corporation, a direct subsidiary of Charter Holdco, is a general partner of the Enstar limited partnerships but does not exercise control over them. The purchase prices were allocated to assets acquired based on fair values, including $41 million assigned to franchises and $4 million assigned to other intangible assets amortized over a useful life of three years.

The 2002 acquisitions were funded primarily from borrowings under the credit facilities of the Company’s subsidiaries.

5. Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is summarized as follows for the years presented:

	Year Ended December 31,
	2004	2003	2002
Balance, beginning of year	$17	$19	$33
Charged to expense	92	79	108
Uncollected balances written off, net of recoveries	(94)	(81)	(122)

Balance, end of year	$15	$17	$19

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

6. Property, Plant and Equipment

Property, plant and equipment consists of the following as of December 31, 2004 and 2003:

	2004	2003
Cable distribution systems	$6,555	$6,304
Customer equipment and installations	3,497	3,157
Vehicles and equipment	419	415
Buildings and leasehold improvements	518	524
Furniture and fixtures	263	242

	11,252	10,642
Less: accumulated depreciation	(5,142)	(3,834)

	$6,110	$6,808

The Company periodically evaluates the estimated useful lives used to depreciate its assets and the estimated amount of assets that will be abandoned or have minimal use in the future. A significant change in assumptions about the extent or timing of future asset retirements, or in the Company’s use of new technology and upgrade programs, could materially affect future depreciation expense.

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $1.5 billion, $1.5 billion and $1.4 billion respectively.

7. Franchises and Goodwill

On January 1, 2002, the Company adopted SFAS No. 142, which eliminates the amortization of indefinite-lived intangible assets. Accordingly, beginning January 1, 2002, all franchises that qualify for indefinite-life treatment under SFAS No. 142 are no longer amortized against earnings but instead are tested for impairment annually based on valuations, or more frequently as warranted by events or changes in circumstances. Based on the guidance prescribed in Emerging Issues Task Force (“EITF’’) Issue No. 02-7, Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, franchises are aggregated into essentially inseparable asset groups to conduct the valuations. The asset groups generally represent geographic clustering of the Company’s cable systems into groups by which such systems are managed. Management believes such grouping represents the highest and best use of those assets.

The Company’s valuations, which are based on the present value of projected after tax cash flows, result in a value of property, plant and equipment, franchises, customer relationships and its total entity value. The value of goodwill is the difference between the total entity value and amounts assigned to the other assets.

Franchises, for valuation purposes, are defined as the future economic benefits of the right to solicit and service potential customers (customer marketing rights), and the right to deploy and market new services such as interactivity and telephony to the potential customers (service marketing rights). Fair value is determined based on estimated discounted future cash flows using assumptions consistent with internal forecasts. The franchise after-tax cash flow is calculated as the after-tax cash flow generated by the potential customers obtained and the new services added to those customers in future periods. The sum of the present value of the franchises’ after-tax cash flow in years 1 through 10 and the continuing value of the after-tax cash flow beyond year 10 yields the fair value of the franchise. Prior to the adoption of EITF Topic D-108, Use of the Residual Method to Value Acquired Assets Other than Goodwill, discussed below, the Company followed a residual method of valuing its franchise assets, which had the effect of including goodwill with the franchise assets.

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

The Company follows the guidance of EITF Issue 02-17, Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination, in valuing customer relationships. Customer relationships, for valuation purposes, represent the value of the business relationship with existing customers and are calculated by projecting future after-tax cash flows from these customers including the right to deploy and market additional services such as interactivity and telephony to these customers. The present value of these after-tax cash flows yield the fair value of the customer relationships. Substantially all acquisitions occurred prior to January 1, 2002. The Company did not record any value associated with the customer relationship intangibles related to those acquisitions. For acquisitions subsequent to January 1, 2002 the Company did assign a value to the customer relationship intangible, which is amortized over its estimated useful life.

In September 2004, EITF Topic D-108 was issued which requires the direct method of separately valuing all intangible assets and does not permit goodwill to be included in franchise assets. The Company performed an impairment assessment as of September 30, 2004, and adopted EITF Topic D-108 in that assessment resulting in a total franchise impairment of approximately $3.3 billion. The Company recorded a cumulative effect of accounting change of $840 million (approximately $875 million before tax effects of $16 million and minority interest effects of $19 million) for the year ended December 31, 2004 representing the portion of the Company’s total franchise impairment attributable to no longer including goodwill with franchise assets. The effect of the adoption was to increase net loss by $840 million for the year ended December 31, 2004. The remaining $2.4 billion of the total franchise impairment was attributable to the use of lower projected growth rates and the resulting revised estimates of future cash flows in the Company’s valuation, and was recorded as impairment of franchises in the Company’s accompanying consolidated statements of operations for the year ended December 31, 2004. Sustained analog video customer losses by the Company in the third quarter of 2004 primarily as a result of increased competition from direct broadcast satellite providers and decreased growth rates in the Company’s high-speed data customers in the third quarter of 2004, in part, as a result of increased competition from digital subscriber line service providers led to the lower projected growth rates and the revised estimates of future cash flows from those used at October 1, 2003.

The valuation completed at October 1, 2003 showed franchise values in excess of book value and thus resulted in no impairment. The Company’s annual impairment assessment as of October 1, 2002, based on revised estimates from January 1, 2002 of future cash flows and projected long-term growth rates in the Company’s valuation, led to the recognition of a $4.6 billion impairment charge in the fourth quarter of 2002.

As of December 31, 2004 and 2003, indefinite-lived and finite-lived intangible assets are presented in the following table:

	December 31,
	2004			2003
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Indefinite-lived intangible assets:
Franchises with indefinite lives	$9,845	$—	$9,845	$13,606	$—	$13,606
Goodwill	52	—	52	52	—	52

	$9,897	$—	$9,897	$13,658	$—	$13,658

Finite-lived intangible assets:
Franchises with finite lives	$37	$4	$33	$107	$33	$74

For the year ended December 31, 2004, the net carrying amount of indefinite-lived intangible assets was reduced by $490 million as a result of the sale of cable systems, primarily the sale to Atlantic Broadband Finance, LLC, discussed in Note 2. Additionally, in the first and fourth quarters of 2004, approximately $29 million and $8 million, respectively, of franchises that were previously classified as finite-lived were reclassified to indefinite-lived, based on the Company’s renewal of these franchise assets in 2003 and 2004. Franchise amortization expense for the years ended December 31, 2004, 2003 and 2002 was $4 million, $9 million and $9 million, respectively, which

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

represents the amortization relating to franchises that did not qualify for indefinite-life treatment under SFAS No. 142, including costs associated with franchise renewals. The Company expects that amortization expense on franchise assets will be approximately $3 million annually for each of the next five years. Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives and other relevant factors.

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of December 31, 2004 and 2003:

	2004	2003
Accounts payable – trade	$138	$144
Accrued capital expenditures	60	93
Accrued expenses:
Interest	149	142
Programming costs	278	319
Franchise related fees	67	70
State sales tax	47	61
Other	210	215

	$949	$1,044

9. Long-Term Debt

Long-term debt consists of the following as of December 31, 2004 and 2003:

	2004		2003
	Face	Accreted	Face	Accreted
	Value	Value	Value	Value
Long-Term Debt
CCH II, LLC:
10.250% senior notes due 2010	$1,601	$1,601	$1,601	$1,601
CCO Holdings, LLC:
8 3/4% senior notes due 2013	500	500	500	500
Senior floating rate notes due 2010	550	550	—	—
Charter Operating:
8% senior second-lien notes due 2012	1,100	1,100	—	—
8 3/8% senior second-lien notes due 2014	400	400	—	—
Renaissance Media Group LLC:
10.000% senior discount notes due 2008	114	116	114	116
CC V Holdings, LLC:
11.875% senior discount notes due 2008	113	113	113	113

Credit Facilities
Charter Operating	5,515	5,515	4,459	4,459
CC VI Operating	—	—	868	868
Falcon Cable	—	—	856	856
CC VIII Operating	—	—	1,044	1,044

	$9,893	$9,895	$9,555	$9,557

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

The accreted values presented above represents the face value of the notes less the original issue discount at the time of sale plus the accretion to the balance sheet date.

In April 2004, the Company’s indirect subsidiaries, Charter Operating and Charter Communications Operating Capital Corp., sold $1.5 billion of senior second-lien notes in a private transaction. Additionally, Charter Operating amended and restated its $5.1 billion credit facilities, among other things, to defer maturities and increase availability under those facilities to approximately $6.5 billion, consisting of a $1.5 billion six-year revolving credit facility, a $2.0 billion six-year term loan facility and a $3.0 billion seven-year term loan facility. Charter Operating used the additional borrowings under the amended and restated credit facilities, together with proceeds from the sale of the Charter Operating senior second-lien notes to refinance the credit facilities of its subsidiaries, CC VI Operating Company, LLC (“CC VI Operating”), Falcon Cable Communications, LLC (“Falcon Cable”), and CC VIII Operating, LLC (“CC VIII Operating”), all in concurrent transactions. In addition, Charter Operating was substituted as the lender in place of the banks under those subsidiaries’ credit facilities. These transactions resulted in losses on extinguishment of debt of $21 million.

In September 2003, Charter, Charter Holdings and CCH II purchased, in a non-monetary transaction, a total of approximately $609 million principal amount of Charter’s outstanding convertible senior notes and approximately $1.3 billion principal amount of the senior notes and senior discount notes issued by Charter Holdings from institutional investors in a small number of privately negotiated transactions. As consideration for these securities, CCH II issued approximately $1.6 billion principal amount of 10.25% notes due 2010, and realized approximately $294 million of debt discount. CCH II also issued an additional $30 million principal amount of 10.25% notes for an equivalent amount of cash and used the proceeds for transaction costs and for general corporate purposes. See discussion of the CCH II notes below for more details.

CCH II Notes. In September 2003, CCH II and CCH II Capital Corp. jointly issued $1.6 billion total principal amount of 10.25% senior notes due 2010. The CCH II notes are general unsecured obligations of CCH II and CCH II Capital Corp. They rank equally with all other current or future unsubordinated obligations of CCH II and CCH II Capital Corp. The CCH II notes are structurally subordinated to all obligations of subsidiaries of CCH II, including the CCO Holdings notes, the Renaissance notes, the CC V Holdings notes, the Charter Operating credit facilities and the Charter Operating notes.

Interest on the CCH II notes accrues at 10.25% per annum and is payable semi-annually in arrears on each March 15 and September 15, commencing on March 15, 2004.

At any time prior to September 15, 2006, the issuers of the CCH II notes may redeem up to 35% of the total principal amount of the CCH II notes on a pro rata basis at a redemption price equal to 110.25% of the principal amount of CCH II notes redeemed, plus any accrued and unpaid interest.

On or after September 15, 2008, the issuers of the CCH II notes may redeem all or a part of the notes at a redemption price that declines ratably from the initial redemption price of 105.125% to a redemption price on or after September 15, 2009 of 100.0% of the principal amount of the CCH II notes redeemed, plus, in each case, any accrued and unpaid interest.

In the event of specified change of control events, CCH II must offer to purchase the outstanding CCH II notes from the holders at a purchase price equal to 101% of the total principal amount of the notes, plus any accrued and unpaid interest.

The indenture governing the CCH II notes contains restrictive covenants that limit certain transactions or activities by CCH II and its restricted subsidiaries. Substantially all of CCH II’s direct and indirect subsidiaries are currently restricted subsidiaries.

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

CCO Holdings Notes.

8 3/4% Senior Notes due 2013

In November 2003, CCO Holdings and CCO Holdings Capital Corp. jointly issued $500 million total principal amount of 8 3/4% senior notes due 2013. The CCO Holdings notes are general unsecured obligations of CCO Holdings and CCO Holdings Capital Corp. They rank equally with all other current or future unsubordinated obligations of CCO Holdings and CCO Holdings Capital Corp. The CCO Holdings notes are structurally subordinated to all obligations of CCO Holdings’ subsidiaries, including the Renaissance notes, the CC V Holdings notes, the Charter Operating credit facilities and the Charter Operating notes.

Interest on the CCO Holdings senior notes accrues at 8 3/4% per year and is payable semi-annually in arrears on each May 15 and November 15.

At any time prior to November 15, 2006, the issuers of the CCO Holdings senior notes may redeem up to 35% of the total principal amount of the CCO Holdings senior notes to the extent of public equity proceeds they have received on a pro rata basis at a redemption price equal to 108.75% of the principal amount of CCO Holdings senior notes redeemed, plus any accrued and unpaid interest.

On or after November 15, 2008, the issuers of the CCO Holdings senior notes may redeem all or a part of the notes at a redemption price that declines ratably from the initial redemption price of 104.375% to a redemption price on or after November 15, 2011 of 100.0% of the principal amount of the CCO Holdings senior notes redeemed, plus, in each case, any accrued and unpaid interest.

In the event of specified change of control events, CCO Holdings must offer to purchase the outstanding CCO Holdings senior notes from the holders at a purchase price equal to 101% of the total principal amount of the notes, plus any accrued and unpaid interest.

Senior Floating Rate Notes Due 2010

In December 2004, CCO Holdings and CCO Holdings Capital Corp. jointly issued $550 million total principal amount of senior floating rate notes due 2010.

Interest on the CCO Holdings senior floating rate notes accrues at the LIBOR rate plus 4.125% annually, from December 15, 2004 or, if interest already has been paid, from the date it was most recently paid. Interest is reset and payable quarterly in arrears on each March 15, June 15, September 15 and December 15, commencing on March 15, 2005.

At any time prior to December 15, 2006, the issuers of the senior floating rate notes may redeem up to 35% of the notes in an amount not to exceed the amount of proceeds of one or more public equity offerings at a redemption price equal to 100% of the principal amount, plus a premium equal to the interest rate per annum applicable to the notes on the date notice of redemption is given, plus accrued and unpaid interest, if any, to the redemption date, provided that at least 65% of the original aggregate principal amount of the notes issued remains outstanding after the redemption.

The issuers of the senior floating rate notes may redeem the notes in whole or in part at the issuers’ option from December 15, 2006 until December 14, 2007 for 102% of the principal amount, from December 15, 2007 until December 14, 2008 for 101% of the principal amount and from and after December 15, 2008, at par, in each case, plus accrued and unpaid interest.

The indentures governing the CCO Holdings senior notes contain restrictive covenants that limit certain transactions or activities by CCO Holdings and its restricted subsidiaries. Substantially all of CCO Holdings’ direct and indirect subsidiaries are currently restricted subsidiaries.

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

Charter Operating Notes. On April 27, 2004, Charter Operating and Charter Communications Operating Capital Corp. jointly issued $1.1 billion of 8% senior second-lien notes due 2012 and $400 million of 8 3/8% senior second-lien notes due 2014, for total gross proceeds of $1.5 billion. Interest on the Charter Operating notes is payable semi-annually in arrears on each April 30 and October 30, commencing on October 30, 2004.

The Charter Operating notes were sold in a private transaction that was not subject to the registration requirements of the Securities Act of 1933. The Charter Operating notes are not expected to have the benefit of any exchange or other registration rights, except in specified limited circumstances. On the issue date of the Charter Operating notes, because of restrictions contained in the Charter Holdings indentures, there were no Charter Operating note guarantees, even though Charter Operating’s immediate parent, CCO Holdings, and certain of the Company’s subsidiaries were obligors and/or guarantors under the Charter Operating credit facilities.

Upon the occurrence of the guarantee and pledge date (generally, the fifth business day after the Charter Holdings leverage ratio is certified to be below 8.75 to 1.0), CCO Holdings and those subsidiaries of Charter Operating that are then guarantors of, or otherwise obligors with respect to, indebtedness under the Charter Operating credit facilities and related obligations will be required to guarantee the Charter Operating notes. The note guarantee of each such guarantor will be:

•	a senior obligation of such guarantor;

•	structurally senior to the outstanding senior notes of CCO Holdings and CCO Holdings Capital Corp. (except in the case of CCO Holdings’ note guarantee, which ranks equally with such senior notes), the outstanding senior notes of CCH II and CCH II Capital Corp., the outstanding senior notes and senior discount notes of Charter Holdings, the outstanding convertible senior notes of Charter and any future indebtedness of parent companies of CCO Holdings (but subject to provisions in the Charter Operating indenture that permit interest and, subject to meeting the 4.25 to 1.0 leverage ratio test, principal payments to be made thereon); and

•	senior in right of payment to any future subordinated indebtedness of such guarantor.

As a result of the above leverage ratio test being met, CCO Holdings and certain of its subsidiaries provided the additional guarantees described above during the first quarter of 2005.

All the subsidiaries of Charter Operating (except CCO NR Sub, LLC, and certain other subsidiaries that are not deemed material and are designated as nonrecourse subsidiaries under the Charter Operating credit facilities) are restricted subsidiaries of Charter Operating under the Charter Operating notes. Unrestricted subsidiaries generally will not be subject to the restrictive covenants in the Charter Operating indenture.

In the event of specified change of control events, Charter Operating must offer to purchase the Charter Operating notes at a purchase price equal to 101% of the total principal amount of the Charter Operating notes repurchased plus any accrued and unpaid interest thereon.

The indenture governing the Charter Operating senior notes contains restrictive covenants that limit certain transactions or activities by Charter Operating and its restricted subsidiaries. Substantially all of Charter Operating’s direct and indirect subsidiaries are currently restricted subsidiaries.

Renaissance Notes. In connection with the acquisition of Renaissance in April 1999, the Company assumed $163 million principal amount at maturity of 10.000% senior discount notes due 2008 of which $49 million was repurchased in May 1999. The Renaissance notes did not require the payment of interest until April 15, 2003. From and after April 15, 2003, the Renaissance notes bear interest, payable semi-annually, on April 15 and October 15, commencing on October 15, 2003. The Renaissance notes are due on April 15, 2008.

CC V Holdings Notes. Charter Holdco acquired CC V Holdings in November 1999 and assumed CC V Holdings’ outstanding 11.875% senior discount notes due 2008 with an accreted value of $113 million as of December 31, 2003. Commencing December 1, 2003, cash interest on the CC V Holdings 11.875% notes will be payable semi-

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

annually on June 1 and December 1 of each year. In February 2005, these notes were called with an anticipated redemption date of March 14, 2005.

High-Yield Restrictive Covenants; Limitation on Indebtedness. The indentures governing the notes of the Company’s subsidiaries contain certain covenants that restrict the ability of CCH II, CCH II Capital Corp., CCO Holdings, CCO Holdings Capital Corp., Charter Operating, Charter Communications Operating Capital Corp., the CC V Holdings notes issuers, Renaissance Media Group, and all of their restricted subsidiaries to:

•	incur additional debt;

•	pay dividends on equity or repurchase equity;

•	make investments;

•	sell all or substantially all of their assets or merge with or into other companies;

•	sell assets;

•	enter into sale-leasebacks;

•	in the case of restricted subsidiaries, create or permit to exist dividend or payment restrictions with respect to the bond issuers, guarantee their parent companies debt, or issue specified equity interests;

•	engage in certain transactions with affiliates; and

•	grant liens.

Charter Operating Credit Facilities. In April 2004, Charter Operating amended and restated its $5.1 billion credit facilities, among other things, to defer maturities and increase availability under those facilities to approximately $6.5 billion, consisting of a $1.5 billion revolving credit facility with a maturity date in 2010; a $2.0 billion Term A loan facility of which 12.5% matures in 2007, 30% matures in 2008, 37.5% matures in 2009 and 20% matures in 2010; and a $3.0 billion Term B loan facility which is repayable in 27 equal quarterly installments aggregating in each loan year to 1% of the original amount of the Term B facility, with the remaining balance due at final maturity in 2011. Charter Operating used the additional borrowings under the amended and restated credit facilities, together with proceeds from the sale of the Charter Operating senior second-lien notes to refinance the credit facilities of its subsidiaries, CC VI Operating, Falcon Cable, and CC VIII Operating,, all in concurrent transactions. In addition, Charter Operating was substituted as the lender in place of the banks under those subsidiaries’ credit facilities.

Amounts outstanding under the Charter Operating credit facilities bear interest, at Charter Operating’s election, at a base rate or the Eurodollar rate (2.07% to 2.28% as of December 31, 2004), as defined, plus a margin for Eurodollar loans of up to 3.00% for the Term A facility and revolving credit facility, and up to 3.25% for the Term B facility, and for base rate loans of up to 2.00% for the Term A facility and revolving credit facility, and up to 2.25% for the Term B facility. A quarterly commitment fee of up to .75% is payable on the average daily unborrowed balance of the revolving credit facilities.

The obligations under the Charter Operating credit facilities (the “Obligations”) are guaranteed by Charter Operating’s immediate parent company, CCO Holdings, and the subsidiaries of Charter Operating, except for immaterial subsidiaries and subsidiaries precluded from guaranteeing by reason of the provisions of other indebtedness to which they are subject (the “non-guarantor subsidiaries”, primarily Renaissance and CC V Holdings and their subsidiaries). The Obligations are also secured by (i) a lien on all of the assets of Charter Operating and its subsidiaries (other than assets of the non-guarantor subsidiaries), to the extent such lien can be perfected under the Uniform Commercial Code by the filing of a financing statement, and (ii) by a pledge by CCO Holdings of the equity interests owned by it in Charter Operating or any of Charter Operating’s subsidiaries, as well as intercompany obligations owing to it by any of such entities. Upon the Charter Holdings Leverage Ratio (as defined in the indenture governing the Charter Holdings senior notes and senior discount notes) being under 8.75 to 1.0, the Charter Operating credit facilities require that the 11.875% notes due 2008 issued by CC V Holdings, LLC be redeemed. Because such Leverage Ratio was determined to be under 8.75 to 1.0, in February 2005, CC V Holdings has called for redemption of such notes with an anticipated redemption date of March 14, 2005. Following such redemption and provided the Leverage Ratio of Charter Holdings remains under 8.75 to 1.0, CC V Holdings and its subsidiaries (other than non-guarantor subsidiaries) will guarantee the Obligations and grant a lien on all of their assets as to which a lien can be perfected under the Uniform Commercial Code by the filing of a financing statement.

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

The Charter Operating credit facilities were amended and restated previously as of June 19, 2003 to allow for the insertion of intermediate holding companies between Charter Holdings and Charter Operating. In exchange for the lenders’ consent to the organizational restructuring, Charter Operating’s pricing increased by 50 basis points across all levels in the pricing grid then in effect under the Charter Operating credit facilities.

Amounts under the Charter Operating credit facilities, as amended in 2003, bore interest at the Eurodollar rate or the base rate, each as defined, plus a margin of up to 3.0% for Eurodollar loans (3.15% to 3.92% as of December 31, 2003) and 2.0% for base rate loans. A quarterly commitment fee of between 0.25% and 0.375% per annum was payable on the unborrowed balance of the revolving credit facilities.

As of December 31, 2004, outstanding borrowings under the Charter Operating credit facilities were approximately $5.5 billion and the unused total potential availability was $804 million.

CC VI Operating Credit Facilities. As discussed above, in April 2004, Charter Operating was substituted as the lender in place of the banks for the CC VI Operating Credit Facilities.

Prior to April 2004, amounts under the CC VI Operating credit facilities bore interest at the Eurodollar rate or the base rate, each as defined, plus a margin of up to 2.5% for Eurodollar loans (2.40% to 3.66% as of December 31, 2003) and 1.5% for base rate loans. A quarterly commitment fee of 0.25% per year was payable on the unborrowed balance of the Term A facility and the revolving facility.

Falcon Cable Credit Facilities. As discussed above, in April 2004, Charter Operating was substituted as the lender in place of the banks for the Falcon Cable Credit Facilities.

Prior to April 2004, amounts under the Falcon Cable credit facilities bore interest at the Eurodollar rate or the base rate, each as defined, plus a margin of up to 2.25% for Eurodollar loans (2.40% to 3.42% as of December 31, 2003) and up to 1.25% for base rate loans. A quarterly commitment fee of between 0.25% and 0.375% per year was payable on the unborrowed balance of the revolving facilities.

CC VIII Operating Credit Facilities. As discussed above, in April 2004, Charter Operating was substituted as the lender in place of the banks for the CC VIII Operating Credit Facilities.

Prior to April 2004, amounts under the CC VIII Operating credit facilities bear interest at the Eurodollar rate or the base rate, each as defined, plus a margin of up to 2.50% for Eurodollar loans (2.15% to 3.66% as of December 31, 2003) and up to 1.50% for base rate loans. A quarterly commitment fee of 0.25% was payable on the unborrowed balance of the revolving credit facilities.

Charter Operating Credit Facilities Restrictive Covenants. The Charter Operating credit facilities contain representations and warranties, affirmative and negative covenants similar to those described above with respect to the indentures governing the Company’s notes, information requirements, events of default and financial covenants. The financial covenants, as defined, measure performance against standards set for leverage, debt service coverage, and operating cash flow coverage of cash interest expense on a quarterly basis or as applicable. Additionally, the credit facilities contain provisions requiring mandatory loan prepayments under specific circumstances, including when significant amounts of assets are sold and the proceeds are not promptly reinvested in assets useful in the business of the borrower within a specified period. The Charter Operating credit facilities also provide that in the event that any indebtedness of CCO Holdings remains outstanding on the date, which is six months prior to the scheduled final maturity, the term loans under the Charter Operating credit facilities will mature and the revolving credit facilities will terminate on such date. The events of default under the Charter Operating credit facilities include, among other things:

•	the failure to make payments when due or within the applicable grace period,

•	the failure to comply with specified covenants, including but not limited to a covenant to deliver audited financial statements with an unqualified opinion from the Company’s independent auditors,

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

•	the failure to pay or the occurrence of events that cause or permit the acceleration of other indebtedness owing by CCO Holdings, Charter Operating or Charter Operating’s subsidiaries in amounts in excess of $50 million in aggregate principal amount,

•	the failure to pay or the occurrence of events that result in the acceleration of other indebtedness owing by certain of CCO Holdings’ direct and indirect parent companies in amounts in excess of $200 million in aggregate principal amount,

•	Paul Allen and/or certain of his family members and/or their exclusively owned entities (collectively, the “Paul Allen Group’’) ceasing to have the power, directly or indirectly, to vote at least 35% of the ordinary voting power of Charter Operating,

•	the consummation of any transaction resulting in any person or group (other than the Paul Allen Group) having power, directly or indirectly, to vote more than 35% of the ordinary voting power of Charter Operating, unless the Paul Allen Group holds a greater share of ordinary voting power of Charter Operating,

•	certain of Charter Operating’s indirect or direct parent companies having indebtedness in excess of $500 million aggregate principal amount which remains undefeased three months prior to the final maturity of such indebtedness, and

•	Charter Operating ceasing to be a wholly-owned direct subsidiary of CCO Holdings, except in certain very limited circumstances.

In the event of a default under the Company’s subsidiaries’ credit facilities or notes, the subsidiaries’ creditors could elect to declare all amounts borrowed, together with accrued and unpaid interest and other fees, to be due and payable. In such event, the subsidiaries’ credit facilities and indentures would not permit the Company’s subsidiaries to distribute funds to the Company to pay interest or principal on the Company’s notes or its parent companies’ notes. In addition, the lenders under the Company’s credit facilities could foreclose on their collateral, which includes equity interests in the Company’s subsidiaries, and exercise other rights of secured creditors. In any such case, the Company might not be able to repay or make any payments on its notes or its parent companies’ notes. Additionally, an acceleration or payment default under Charter Operating’s credit facilities would cause a cross-default in the indentures governing the Charter Holdings notes, CCH II notes, CCO Holdings notes, Charter Operating notes and Charter’s convertible senior notes and would trigger the cross-default provision of the Charter Operating Credit Agreement. Any default under any of the subsidiaries’ credit facilities or notes might adversely affect the holders of the Company’s notes and the Company’s growth, financial condition and results of operations and could force the Company to examine all options, including seeking the protection of the bankruptcy laws.

Based upon outstanding indebtedness as of December 31, 2004, the amortization of term loans, scheduled reductions in available borrowings of the revolving credit facilities, and the maturity dates for all senior and subordinated notes and debentures, total future principal payments on the total borrowings under all debt agreements as of December 31, 2004, are as follows:

Year	Amount
2005	$30
2006	30
2007	280
2008	857
2009	780
Thereafter	7,916

$9,893

For the amounts of debt scheduled to mature during 2005, it is management’s intent to fund the repayments from borrowings on the Company’s revolving credit facility. The accompanying consolidated balance sheet reflects this intent by presenting all debt balances as long-term while the table above reflects actual debt maturities as of the stated date.

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

10. Comprehensive Income (Loss)

Certain marketable equity securities are classified as available-for-sale and reported at market value with unrealized gains and losses recorded as accumulated other comprehensive loss on the accompanying consolidated balance sheets. Additionally, the Company reports changes in the fair value of interest rate agreements designated as hedging the variability of cash flows associated with floating-rate debt obligations, that meet the effectiveness criteria of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in accumulated other comprehensive loss. Comprehensive loss for the years ended December 31, 2004 and 2002 was $3.5 billion and $5.4 billion, respectively. Comprehensive income for the year ended December 31, 2003 was $33 million.

11. Accounting for Derivative Instruments and Hedging Activities

The Company uses interest rate risk management derivative instruments, such as interest rate swap agreements and interest rate collar agreements (collectively referred to herein as interest rate agreements) to manage its interest costs. The Company’s policy is to manage interest costs using a mix of fixed and variable rate debt. Using interest rate swap agreements, the Company has agreed to exchange, at specified intervals through 2007, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Interest rate collar agreements are used to limit the Company’s exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates.

The Company does not hold or issue derivative instruments for trading purposes. The Company does, however, have certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations. The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the years ended December 31, 2004, 2003 and 2002, net gain (loss) on derivative instruments and hedging activities includes gains of $4 million and $8 million and losses of $14 million, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations that meet the effectiveness criteria SFAS No. 133 are reported in accumulated other comprehensive loss. For the years ended December 31, 2004, 2003 and 2002, a gain of $42 million and $48 million and losses of $65 million, respectively, related to derivative instruments designated as cash flow hedges, was recorded in accumulated other comprehensive loss. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as gain (loss) on derivative instruments and hedging activities in the Company’s consolidated statement of operations. For the years ended December 31, 2004, 2003 and 2002, net gain (loss) on derivative instruments and hedging activities includes gains of $65 million, $57 million and losses of $101 million, respectively, for interest rate derivative instruments not designated as hedges.

As of December 31, 2004, 2003 and 2002, the Company had outstanding $2.7 billion, $3.0 billion and $3.4 billion and $20 million, $520 million and $520 million, respectively, in notional amounts of interest rate swaps and collars, respectively. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

12. Fair Value of Financial Instruments

The Company has estimated the fair value of its financial instruments as of December 31, 2004 and 2003 using available market information or other appropriate valuation methodologies. Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented in the accompanying consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of cash, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments. The Company is exposed to market price risk volatility with respect to investments in publicly traded and privately held entities.

The fair value of interest rate agreements represents the estimated amount the Company would receive or pay upon termination of the agreements. Management believes that the sellers of the interest rate agreements will be able to meet their obligations under the agreements. In addition, some of the interest rate agreements are with certain of the participating banks under the Company’s credit facilities, thereby reducing the exposure to credit loss. The Company has policies regarding the financial stability and credit standing of major counterparties. Nonperformance by the counterparties is not anticipated nor would it have a material adverse effect on the Company’s consolidated financial condition or results of operations.

The estimated fair value of the Company’s notes and interest rate agreements at December 31, 2004 and 2003 are based on quoted market prices, and the fair value of the credit facilities is based on dealer quotations.

A summary of the carrying value and fair value of the Company’s debt and related interest rate agreements at December 31, 2004 and 2003 is as follows:

	2004		2003
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Debt
CCH II debt	$1,601	$1,698	$1,601	$1,680
CCO Holdings debt	1,050	1,064	500	510
Charter Operating debt	1,500	1,563	—	—
Credit facilities	5,515	5,502	7,227	6,949
Other	229	236	229	238
Interest Rate Agreements
Liabilities
Swaps	69	69	171	171
Collars	1	1	8	8

The weighted average interest pay rate for the Company’s interest rate swap agreements was 8.07% and 7.25% at December 31, 2004 and 2003, respectively.

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

13. Revenues

Revenues consist of the following for the years presented:

	Year Ended December 31,
	2004	2003	2002
Video	$3,373	$3,461	$3,420
High-speed data	741	556	337
Advertising sales	289	263	302
Commercial	238	204	161
Other	336	335	346

	$4,977	$4,819	$4,566

14. Operating Expenses

Operating expenses consist of the following for the years presented:

	Year Ended December 31,
	2004	2003	2002
Programming	$1,319	$1,249	$1,166
Advertising sales	98	88	87
Service	663	615	554

	$2,080	$1,952	$1,807

15. Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of the following for the years presented:

	Year Ended December 31,
	2004	2003	2002
General and administrative	$849	$833	$810
Marketing	122	107	153

	$971	$940	$963

Components of selling expense are included in general and administrative and marketing expense.

16. Stock Compensation Plans

Charter grants stock options, restricted stock and other incentive compensation pursuant to the 2001 Stock Incentive Plan of Charter (the “2001 Plan”). Prior to 2001, options were granted under the 1999 Option Plan of Charter Holdco (the “1999 Plan”).

The 1999 Plan provided for the grant of options to purchase membership units in Charter Holdco to current and prospective employees and consultants of Charter Holdco and its affiliates and current and prospective non-employee directors of Charter. Options granted generally vest over five years from the grant date, with 25% vesting 15 months after the anniversary of the grant date and ratably thereafter. Options not exercised accumulate and are exercisable, in whole or in part, in any subsequent period, but not later than 10 years from the date of grant.

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

Membership units received upon exercise of the options are automatically exchanged into Class A common stock of Charter on a one-for-one basis.

The 2001 Plan provides for the grant of non-qualified stock options, stock appreciation rights, dividend equivalent rights, performance units and performance shares, share awards, phantom stock and/or shares of restricted stock (not to exceed 3,000,000), as each term is defined in the 2001 Plan. Employees, officers, consultants and directors of the Company and its subsidiaries and affiliates are eligible to receive grants under the 2001 Plan. Options granted generally vest over four years from the grant date, with 25% vesting on the anniversary of the grant date and ratably thereafter. Generally, options expire 10 years from the grant date.

The 2001 Plan allows for the issuance of up to a total of 90,000,000 shares of Charter Class A common stock (or units convertible into Charter Class A common stock). The total shares available reflect a July 2003 amendment to the 2001 Plan approved by the board of directors and the shareholders of Charter to increase available shares by 30,000,000 shares. In 2001, any shares covered by options that terminated under the 1999 Plan were transferred to the 2001 Plan, and no new options can be granted under the 1999 Plan.

In the years ended December 31, 2004 and 2003, certain directors were awarded a total of 182,932 and 80,603 shares, respectively, of restricted Charter Class A common stock of which 25,705 shares had been cancelled as of December 31, 2004. The shares vest one year from the date of grant. In December 2003 and January 2004, in connection with new employment agreements, certain officers were awarded 50,000 and 50,000 shares, respectively, of restricted Charter Class A common stock of which 50,000 shares had been cancelled as of December 31, 2004. The shares vest annually over a four-year period beginning from the date of grant. As of December 31, 2004, deferred compensation remaining to be recognized in future period totaled $0.4 million.

A summary of the activity for the Company’s stock options, excluding granted shares of restricted Charter Class A common stock, for the years ended December 31, 2004, 2003 and 2002, is as follows (amounts in thousands, except per share data):

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding, beginning of period	47,882	$12.48	53,632	$14.22	46,558	$17.10
Granted	9,405	4.88	7,983	3.53	13,122	4.88
Exercised	(839)	2.02	(165)	3.96	—	—
Cancelled	(31,613)	15.16	(13,568)	14.10	(6,048)	16.32

Options outstanding, end of period	24,835	$6.57	47,882	$12.48	53,632	$14.22

Weighted average remaining contractual life	8 years		8 years		8 years

Options exercisable, end of period	7,731	$10.77	22,861	$16.36	17,844	$17.93

Weighted average fair value of options granted	$3.71		$2.71		$2.89

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2004:

			Options Outstanding			Options Exercisable
				Weighted-			Weighted-
				Average	Weighted-		Average	Weighted-
				Remaining	Average		Remaining	Average
Range of			Number	Contractual	Exercise	Number	Contractual	Exercise
Exercise Prices			Outstanding	Life	Price	Exercisable	Life	Price
			(in thousands)			(in thousands)
$1.11	—	$1.60	3,144	8 years	$1.52	782	8 years	$1.45
$2.85	—	$4.56	7,408	8 years	3.45	2,080	8 years	3.28
$5.06	—	$5.17	8,857	9 years	5.14	533	9 years	5.06
$9.13	—	$13.68	2,264	7 years	11.08	1,481	7 years	11.28
$13.96	—	$23.09	3,162	5 years	19.63	2,855	5 years	19.59

On January 1, 2003, the Company adopted the fair value measurement provisions of SFAS No. 123, under which the Company recognizes compensation expense of a stock-based award to an employee over the vesting period based on the fair value of the award on the grant date. Adoption of these provisions resulted in utilizing a preferable accounting method as the consolidated financial statements present the estimated fair value of stock-based compensation in expense consistently with other forms of compensation and other expense associated with goods and services received for equity instruments. In accordance with SFAS No. 123, the fair value method will be applied only to awards granted or modified after January 1, 2003, whereas awards granted prior to such date will continue to be accounted for under APB No. 25, unless they are modified or settled in cash. The ongoing effect on consolidated results of operations or financial condition will be dependent upon future stock based compensation awards granted. The Company recorded $31 million of option compensation expense for the year ended December 31, 2004.

Prior to the adoption of SFAS No. 123, the Company used the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees, to account for the option plans. Option compensation expense of $5 million for the year ended December 31, 2002, was recorded in the consolidated statements of operations since the exercise prices of certain options were less than the estimated fair values of the underlying membership interests on the date of grant.

In January 2004, Charter began an option exchange program in which the Company offered its employees the right to exchange all stock options (vested and unvested) under the 1999 Charter Communications Option Plan and 2001 Stock Incentive Plan that had an exercise price over $10 per share for shares of restricted Charter Class A common stock or, in some instances, cash. Based on a sliding exchange ratio, which varied depending on the exercise price of an employees outstanding options, if an employee would have received more than 400 shares of restricted stock in exchange for tendered options, Charter issued that employee shares of restricted stock in the exchange. If, based on the exchange ratios, an employee would have received 400 or fewer shares of restricted stock in exchange for tendered options, Charter instead paid the employee cash in an amount equal to the number of shares the employee would have received multiplied by $5.00. The offer applied to options (vested and unvested) to purchase a total of 22,929,573 shares of Charter Class A common stock, or approximately 48% of Charter’s 47,882,365 total options issued and outstanding as of December 31, 2003. Participation by employees was voluntary. Those members of Charter’s board of directors who were not also employees of the Company or any of its subsidiaries were not eligible to participate in the exchange offer.

In the closing of the exchange offer on February 20, 2004, Charter accepted for cancellation eligible options to purchase approximately 18,137,664 shares of its Class A common stock. In exchange, Charter granted 1,966,686 shares of restricted stock, including 460,777 performance shares to eligible employees of the rank of senior vice president and above, and paid a total cash amount of approximately $4 million (which amount includes applicable withholding taxes) to those employees who received cash rather than shares of restricted stock. The restricted stock

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

was granted on February 25, 2004. Employees tendered approximately 79% of the options eligible to be exchanged under the program.

The cost to the Company of the stock option exchange program was approximately $10 million, with a 2004 cash compensation expense of approximately $4 million and a non-cash compensation expense of approximately $6 million to be expensed ratably over the three-year vesting period of the restricted stock in the exchange.

In January 2004, the Compensation Committee of the board of directors of Charter approved Charter’s Long-Term Incentive Program (“LTIP”), which is a program administered under the 2001 Stock Incentive Plan. Under the LTIP, employees of Charter and its subsidiaries whose pay classifications exceed a certain level are eligible to receive stock options, and more senior level employees are eligible to receive stock options and performance shares. The stock options vest 25% on each of the first four anniversaries of the date of grant. The performance shares vest on the third anniversary of the grant date and shares of Charter Class A common stock are issued, conditional upon Charter’s performance against financial performance measures established by Charter’s management and approved by its board of directors as of the time of the award. Charter granted 6.9 million shares in January 2004 under this program and recognized expense of $8 million in the first three quarters of 2004. However, in the fourth quarter of 2004, the Company reversed the entire $8 million of expense based on the Company’s assessment of the probability of achieving the financial performance measures established by Charter and required to be met for the performance shares to vest.

17. Special Charges

In the fourth quarter of 2002, the Company began a workforce reduction program and consolidation of its operations from three divisions and ten regions into five operating divisions, eliminating redundant practices and streamlining its management structure. The Company has recorded special charges as a result of reducing its workforce and consolidating administrative offices in 2003 and 2004. The activity associated with this initiative is summarized in the table below.

				Total
	Severance/			Special
	Leases	Litigation	Other	Charge
Special Charges	$31	$—	$5	$36

Balance at December 31, 2002	31

Special Charges	26	$—	$(5)	$21
Payments	(43)

Balance at December 31, 2003	14

Special Charges	12	$92	$—	$104
Payments	(20)

Balance at December 31, 2004	$6

For the year ended December 31, 2002 special charges include $4 million related to legal and other costs associated with Charter’s ongoing grand jury investigation, shareholder lawsuits and Securities and Exchange Commission (“SEC”) investigation and $1 million associated with severance costs related to a 2001 restructuring plan. For the year ended December 31, 2003, the severance and lease costs were offset by a $5 million settlement from the Internet service provider Excite@Home related to the conversion of high-speed data customers to Charter Pipeline service in 2001. For the year ended December 31, 2004, special charges include approximately $85 million, representing the aggregate value of the Charter Class A common stock and warrants to purchase Charter Class A common stock contemplated to be issued as part of a settlement of consolidated federal and state class actions and federal derivative action lawsuits and approximately $10 million of litigation costs related to the tentative settlement of a national class action suit, all of which are subject to final documentation and court approval (see Note 20). For

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

the year ended December 31, 2004, special charges were offset by $3 million received from a third party in settlement of a dispute.

18. Income Taxes

CCH II is a single member limited liability company not subject to income tax. CCH II holds all operations through indirect subsidiaries. The majority of these indirect subsidiaries are limited liability companies that are also not subject to income tax. However, certain of the CCH II’s indirect subsidiaries are corporations that are subject to income tax.

For the year ended December 31, 2003, the Company recorded income tax expense realized through increases in deferred tax liabilities and federal and state income taxes related to our indirect corporate subsidiaries. For the years ended December 31, 2004 and 2002, the Company recorded income tax benefit for its indirect corporate subsidiaries related to differences in accounting for franchises.

Current and deferred income tax expense (benefit) is as follows:

	December 31,
	2004	2003	2002
Current expense:
Federal income taxes	$2	$1	$—
State income taxes	4	1	2

Current income tax expense	6	2	2

Deferred benefit:
Federal income taxes	(50)	10	(219)
State income taxes	(7)	1	(31)

Deferred income tax (benefit) expense:	(57)	11	(250)

Total income (benefit) expense	$(51)	$13	$(248)

The Company recorded the portion of the income tax benefit associated with the adoption of EITF Topic D-108 and SFAS No.142 as a $16 million and a $32 million reduction of the cumulative effect of accounting change on the accompanying statement of operations for the years ended December 31, 2004 and December 31, 2002, respectively.

The Company’s effective tax rate differs from that derived by applying the applicable federal income tax rate of 35%, and average state income tax rate of 5% for the years ended December 31, 2004, 2003 and 2002 as follows:

	December 31,
	2004	2003	2002
Statutory federal income taxes	$(945)	$(1)	$(1,737)
State income taxes, net of federal benefit	(135)	—	(248)
Losses allocated to limited liability companies not subject to income taxes	1,009	(12)	1,740
Valuation allowance provided	20	26	(3)

Income tax (benefit) expense	(51)	13	(248)
Less: cumulative effect of accounting change	16	—	32

Income tax (benefit) expense	$(35)	$13	$(216)

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

The tax effects of these temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 for the indirect corporate subsidiaries of the Company which are included in long-term liabilities are presented below.

	December 31,
	2004	2003
Deferred tax assets:
Net operating loss carryforward	$95	$80
Other	8	6

Total gross deferred tax assets	103	86
Less: valuation allowance	(71)	(51)

Net deferred tax assets	$32	$35

Deferred tax liabilities:
Property, plant & equipment	$(39)	$(42)
Franchises	(201)	(260)

Gross deferred tax liabilities	(240)	(302)

Net deferred tax liabilities	$(208)	$(267)

As of December 31, 2004 and 2003, the Company has deferred tax assets of $103 million and $86 million, respectively, which primarily relate to net operating loss carryforwards of certain of its indirect corporate subsidiaries. These net operating loss carryforwards (generally expiring in years 2005 through 2024) of $95 million, are subject to certain return limitations. Valuation allowances of $71 million and $51 million exist with respect to these carryforwards as of December 31, 2004 and 2003, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management believes that the deferred tax assets will be realized prior to the expiration of the tax net operating loss carryforwards in 2005 through 2024, except for those tax net operating loss carryforwards that may be subject to certain limitations. Because of the uncertainty associated in realizing the deferred tax assets associated with the potentially limited tax net operating loss carryforwards, valuation allowances have been established except for deferred tax assets available to offset deferred tax liabilities.

Charter Holdco is currently under examination by the Internal Revenue Service for the tax years ending December 31, 1999, 2000, 2002 and 2003. The results of the Company (excluding the indirect corporate subsidiaries) for these years are subject to this examination. Management does not expect the results of this examination to have a material adverse effect on the Company’s financial condition or results of operations.

19. Related Party Transactions

The following sets forth certain transactions in which the Company and the directors, executive officers and affiliates of the Company are involved. Unless otherwise disclosed, management believes that each of the transactions described below was on terms no less favorable to the Company than could have been obtained from independent third parties.

Charter is a party to management arrangements with Charter Holdco and certain of its subsidiaries. Under these agreements, Charter provides management services for the cable systems owned or operated by its subsidiaries. The management services include such services as centralized customer billing services, data processing and related

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

support, benefits administration and coordination of insurance coverage and self-insurance programs for medical, dental and workers’ compensation claims. Costs associated with providing these services are billed and charged directly to the Company’s operating subsidiaries and are included within operating costs in the accompanying consolidated statements of operations. Such costs totaled $202 million, $210 million and $176 million for the years ended December 31, 2004, 2003 and 2002, respectively. All other costs incurred on the behalf of the Company’s operating subsidiaries are considered a part of the management fee and are recorded as a component of selling, general and administrative expense, in the accompanying consolidated financial statements. For the years ended December 31, 2004, 2003 and 2002, the management fee charged to the Company’s operating subsidiaries approximated the expenses incurred by Charter Holdco and Charter on behalf of the Company’s operating subsidiaries. The credit facilities of the Company’s operating subsidiaries prohibit payments of management fees in excess of 3.5% of revenues until repayment of the outstanding indebtedness. In the event any portion of the management fee due and payable is not paid, it is deferred by Charter and accrued as a liability of such subsidiaries. Any deferred amount of the management fee will bear interest at the rate of 10% per year, compounded annually, from the date it was due and payable until the date it is paid.

Mr. Allen, the controlling shareholder of Charter, and a number of his affiliates have interests in various entities that provide services or programming to Charter’s subsidiaries. Given the diverse nature of Mr. Allen’s investment activities and interests, and to avoid the possibility of future disputes as to potential business, Charter and Charter Holdco, under the terms of their respective organizational documents, may not, and may not allow their subsidiaries to engage in any business transaction outside the cable transmission business except for certain existing approved investments. Should Charter or Charter Holdco or any of their subsidiaries wish to pursue, or allow their subsidiaries to pursue, a business transaction outside of this scope, it must first offer Mr. Allen the opportunity to pursue the particular business transaction. If he decides not to pursue the business transaction and consents to Charter or its subsidiaries engaging in the business transaction, they will be able to do so. The cable transmission business means the business of transmitting video, audio, including telephony, and data over cable systems owned, operated or managed by Charter, Charter Holdco or any of their subsidiaries from time to time.

Mr. Allen or his affiliates own or have owned equity interests or warrants to purchase equity interests in various entities with which the Company does business or which provides it with products, services or programming. Among these entities are TechTV L.L.C. (“TechTV”), Oxygen Media Corporation (“Oxygen Media”), Digeo, Inc., Click2learn, Inc., Trail Blazer Inc., Action Sports Cable Network (“Action Sports”) and Microsoft Corporation. In addition, Mr. Allen and William Savoy, a former Charter director, were directors of USA Networks, Inc. (“USA Networks”), who operates the USA Network, The Sci-Fi Channel, Trio, World News International and Home Shopping Network, owning approximately 5% and less than 1%, respectively, of the common stock of USA Networks. In 2002, Mr. Allen and Mr. Savoy sold their common stock and are no longer directors of the USA Network. In May 2004, TechTV was sold to an unrelated third party. Mr. Allen owns 100% of the equity of Vulcan Ventures Incorporated (“Vulcan Ventures”) and Vulcan Inc. and is the president of Vulcan Ventures. Ms. Jo Allen Patton is a director and the President and Chief Executive Officer of Vulcan Inc. and is a director and Vice President of Vulcan Ventures. Mr. Lance Conn is Executive Vice President of Vulcan Inc. and Vulcan Ventures. Mr. Savoy was a vice president and a director of Vulcan Ventures until his resignation in September 2003 and he resigned as a director of Charter in April 2004. The various cable, media, Internet and telephony companies in which Mr. Allen has invested may mutually benefit one another. The Company can give no assurance, nor should you expect, that any of these business relationships will be successful, that the Company will realize any benefits from these relationships or that the Company will enter into any business relationships in the future with Mr. Allen’s affiliated companies.

Mr. Allen and his affiliates have made, and in the future likely will make, numerous investments outside of the Company and its business. The Company cannot assure that, in the event that the Company or any of its subsidiaries enter into transactions in the future with any affiliate of Mr. Allen, such transactions will be on terms as favorable to the Company as terms it might have obtained from an unrelated third party. Also, conflicts could arise with respect to the allocation of corporate opportunities between the Company and Mr. Allen and his affiliates. The Company has not instituted any formal plan or arrangement to address potential conflicts of interest.

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

High Speed Access Corp. (“High Speed Access”) was a provider of high-speed Internet access services over cable modems. During the period from 1997 to 2000, certain Charter entities entered into Internet-access related service agreements, and both Vulcan Ventures, an entity owned by Mr. Allen, and Charter Holdco made equity investments in High Speed Access.

On February 28, 2002, Charter’s subsidiary, CC Systems, purchased from High Speed Access the contracts and associated assets, and assumed related liabilities, that served the Company’s customers, including a customer contact center, network operations center and provisioning software. Immediately prior to the asset purchase, Vulcan Ventures beneficially owned approximately 37%, and the Company beneficially owned approximately 13%, of the common stock of High Speed Access (including the shares of common stock which could be acquired upon conversion of the Series D preferred stock, and upon exercise of the warrants owned by Charter Holdco). Following the consummation of the asset purchase, neither the Company nor Vulcan Ventures beneficially owned any securities of, or were otherwise affiliated with, High Speed Access.

The Company receives or will receive programming for broadcast via its cable systems from TechTV (now G4), USA Networks, Oxygen Media, Trail Blazers Inc. and Action Sports. The Company pays a fee for the programming service generally based on the number of customers receiving the service. Such fees for the years ended December 31, 2004, 2003 and 2002 were each less than 1% of total operating expenses with the exception of USA Networks which was 2%, 2% and 2% of total operating expenses for the years ended December 31, 2004, 2003 and 2002, respectively. In addition, the Company receives commissions from USA Networks for home shopping sales generated by its customers. Such revenues for the years ended December 31, 2004, 2003 and 2002 were less than 1% of total revenues. On November 5, 2002, Action Sports announced that it was discontinuing its business. The Company believes that the failure of Action Sports will not materially affect the Company’s business or results of operations.

Tech TV. The Company receives from TechTV programming for distribution via its cable system pursuant to an affiliation agreement. The affiliation agreement provides, among other things, that TechTV must offer Charter certain terms and conditions that are no less favorable in the affiliation agreement than are given to any other distributor that serves the same number of or fewer TechTV viewing customers. Additionally, pursuant to the affiliation agreement, the Company was entitled to incentive payments for channel launches through December 31, 2003.

In March 2004, Charter Holdco entered into agreements with Vulcan Programming and TechTV, which provide for (i) Charter Holdco and TechTV to amend the affiliation agreement which, among other things, revises the description of the TechTV network content, provides for Charter Holdco to waive certain claims against TechTV relating to alleged breaches of the affiliation agreement and provides for TechTV to make payment of outstanding launch receivables due to Charter Holdco under the affiliation agreement, (ii) Vulcan Programming to pay approximately $10 million and purchase over a 24-month period, at fair market rates, $2 million of advertising time across various cable networks on Charter cable systems in consideration of the agreements, obligations, releases and waivers under the agreements and in settlement of the aforementioned claims and (iii) TechTV to be a provider of content relating to technology and video gaming for Charter’s interactive television platforms through December 31, 2006 (exclusive for the first year). For the year ended December 31, 2004, the Company recognized approximately $5 million of the Vulcan Programming payment as an offset to programming expense and paid approximately $2 million to Tech TV under the affiliation agreement.

Oxygen. Concurrently with the execution of a carriage agreement, Charter Holdco entered into an equity issuance agreement pursuant to which Oxygen Media LLC’s (“Oxygen”) parent company, Oxygen Media Corporation (“Oxygen Media”), granted a subsidiary of Charter Holdco a warrant to purchase 2.4 million shares of common stock of Oxygen Media for an exercise price of $22.00 per share. In February 2005, the warrant expired unexercised. Charter Holdco was also to receive unregistered shares of Oxygen Media common stock with a guaranteed fair market value on the date of issuance of $34 million, on or prior to February 2, 2005 with the exact date to be determined by Oxygen Media, but this commitment was later revised as discussed below.

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

The Company recognizes the guaranteed value of the investment over the life of the carriage agreement as a reduction of programming expense. For the years ended December 31, 2004, 2003 and 2002, the Company recorded approximately $13 million, $9 million, and $6 million, respectively, as a reduction of programming expense. The carrying value of the Company’s investment in Oxygen was approximately $32 million and $19 million as of December 31, 2004 and 2003, respectively.

In August 2004, Charter Holdco and Oxygen entered into agreements that amended and renewed the carriage agreement. The amendment to the carriage agreement (a) revises the number of the Company’s customers to which Oxygen programming must be carried and for which the Company must pay, (b) releases Charter Holdco from any claims related to the failure to achieve distribution benchmarks under the carriage agreement, (c) requires Oxygen to make payment on outstanding receivables for marketing support fees due to the Company under the affiliation agreement; and (d) requires that Oxygen provide its programming content to the Company on economic terms no less favorable than Oxygen provides to any other cable or satellite operator having fewer subscribers than the Company. The renewal of the carriage agreement (a) extends the period that the Company will carry Oxygen programming to its customers through January 31, 2008, and (b) requires license fees to be paid based on customers receiving Oxygen programming, rather than for specific customer benchmarks.

In August 2004, Charter Holdco and Oxygen also amended the equity issuance agreement to provide for the issuance of 1 million shares of Oxygen Preferred Stock with a liquidation preference of $33.10 per share plus accrued dividends to Charter Holdco on February 1, 2005 in place of the $34 million of unregistered shares of Oxygen Media common stock. Oxygen Media will deliver these shares in March 2005. The preferred stock is convertible into common stock after December 31, 2007 at a conversion ratio, the numerator of which is the liquidation preference and the denominator which is the fair market value per share of Oxygen Media common stock on the conversion date.

Digeo, Inc. In March 2001, Charter Ventures and Vulcan Ventures Incorporated formed DBroadband Holdings, LLC for the sole purpose of purchasing equity interests in Digeo. In connection with the execution of the broadband carriage agreement, DBroadband Holdings, LLC purchased an equity interest in Digeo funded by contributions from Vulcan Ventures Incorporated. The equity interest is subject to a priority return of capital to Vulcan Ventures up to the amount contributed by Vulcan Ventures on Charter Ventures’ behalf. After Vulcan Ventures recovers its amount contributed and any cumulative loss allocations, Charter Ventures has a 100% profit interest in DBroadband Holdings, LLC. Charter Ventures is not required to make any capital contributions, including capital calls, and may require Vulcan Ventures, through January 24, 2004, to make certain additional contributions through DBroadband Holdings, LLC to acquire additional equity in Digeo as necessary to maintain Charter Ventures’ pro rata interest in Digeo in the event of certain future Digeo equity financings by the founders of Digeo. These additional equity interests are also subject to a priority return of capital to Vulcan Ventures up to amounts contributed by Vulcan Ventures on Charter Ventures’ behalf. DBroadband Holdings, LLC is therefore not included in the Company’s consolidated financial statements. Pursuant to an amended version of this arrangement, in 2003, Vulcan Ventures contributed a total of $29 million to Digeo, $7 million of which was contributed on Charter Ventures’ behalf, subject to Vulcan Ventures’ aforementioned priority return. Since the formation of DBroadband Holdings, LLC, Vulcan Ventures has contributed approximately $56 million on Charter Ventures’ behalf.

On June 30, 2003, Charter Holdco entered into an agreement with Motorola, Inc. for the purchase of 100,000 digital video recorder (“DVR”) units. The software for these DVR units is being supplied by Digeo Interactive, LLC under a license agreement entered into in April 2004. Under the license agreement Digeo Interactive granted to Charter Holdco the right to use Digeo’s proprietary software for the number of DVR units that Charter deploys from a maximum of 10 headends through year-end 2004. This maximum number of headends was increased from 10 to 15 pursuant to a letter agreement executed on June 11, 2004 and the date for entering into license agreements for units deployed was extended to June 30, 2005. The number of headends was increased again from 15 to 20 pursuant to a letter agreement dated August 4, 2004, from 20 to 30 pursuant to a letter agreement dated September 28, 2004 and from 30 to 50 headends by a letter agreement in February 2005. The license granted for each unit deployed under the agreement is valid for five years. In addition, Charter will pay certain other fees including a per-headend license fee and maintenance fees. Maximum license and maintenance fees during the term of the agreement are expected to be approximately $7 million. The agreement provides that Charter is entitled to receive contract terms, considered

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

on the whole, and license fees, considered apart from other contract terms, no less favorable than those accorded to any other Digeo customer. Charter paid $474,400 in license and maintenance fees in 2004.

In April 2004, the Company launched DVR service (using units containing the Digeo software) in its Rochester, Minnesota market using a broadband media center that is an integrated set-top terminal with a cable converter, DVR hard drive and connectivity to other consumer electronics devices (such as stereos, MP3 players, and digital cameras).

In May 2004, Charter Holdco entered into a binding term sheet with Digeo Interactive for the development, testing and purchase of 70,000 Digeo PowerKey DVR units. The term sheet provided that the parties would proceed in good faith to negotiate, prior to year-end 2004, definitive agreements for the development, testing and purchase of the DVR units and that the parties would enter into a license agreement for Digeo’s proprietary software on terms substantially similar to the terms of the license agreement described above. In November 2004, Charter Holdco and Digeo Interactive executed the license agreement and in December 2004, the parties executed the purchase agreement, each on terms substantially similar to the binding term sheet. Product development and testing is continuing. Total purchase price and license and maintenance fees during the term of the definitive agreements are expected to be approximately $41 million. The definitive agreements are terminable at no penalty to Charter in certain circumstances.

A wholly owned subsidiary of Digeo, Digeo Interactive, provides interactive channel (i-channel) service to Charter on a month-to-month basis. In the years ended December 31, 2004, 2003 and 2002, Charter paid Digeo Interactive $3 million, $4 million and $3 million, respectively, for customized development of i-channels and an interactive “toolkit” to enable Charter to develop interactive local content.

On January 10, 2003, the Company signed an agreement to carry two around-the-clock, high-definition networks, HDNet and HDNet Movies. HDNet Movies delivers a commercial-free schedule of full-length feature films converted from 35mm to high-definition, including titles from an extensive library of Warner Bros. films. HDNet Movies will feature a mix of theatrical releases, made-for-TV movies, independent films and shorts. The HDNet channel features a variety of HDTV programming, including live sports, sitcoms, dramas, action series, documentaries, travel programs, music concerts and shows, special events, and news features including HDNet World Report. HDNet also offers a selection of classic and recent television series. The Company paid HDNet and HDNet Movies approximately $0.6 million in 2004. The Company believes that entities controlled by Mr. Cuban owned approximately 81% of HDNet as of December 31, 2004. As of December 31, 2004, the Company believes that Mark Cuban, co-founder and president of HDNet, owned approximately 6.2% of the total common equity in Charter based on a Schedule 13G filed with the SEC on May 21, 2003.

As part of the acquisition of the cable systems owned by Bresnan Communications Company Limited Partnership in February 2000, CC VIII, LLC, CCH II’s indirect limited liability company subsidiary, issued, after adjustments, 24,273,943 Class A preferred membership units (collectively, the “CC VIII interest”) with a value and an initial capital account of approximately $630 million to certain sellers affiliated with AT&T Broadband, subsequently owned by Comcast Corporation (the “Comcast sellers”). While held by the Comcast sellers, the CC VIII interest was entitled to a 2% priority return on its initial capital account and such priority return was entitled to preferential distributions from available cash and upon liquidation of CC VIII. While held by the Comcast sellers, the CC VIII interest generally did not share in the profits and losses of CC VIII. Mr. Allen granted the Comcast sellers the right to sell to him the CC VIII interest for approximately $630 million plus 4.5% interest annually from February 2000 (the “Comcast put right”). In April 2002, the Comcast sellers exercised the Comcast put right in full, and this transaction was consummated on June 6, 2003. Accordingly, Mr. Allen has become the holder of the CC VIII interest, indirectly through an affiliate. Consequently, subject to the matters referenced in the next paragraph, Mr. Allen generally thereafter will be allocated his pro rata share (based on number of membership interests outstanding) of profits or losses of CC VIII. In the event of a liquidation of CC VIII, Mr. Allen would be entitled to a priority distribution with respect to the 2% priority return (which will continue to accrete). Any remaining distributions in liquidation would be distributed to CC V Holdings, LLC and Mr. Allen in proportion to CC V Holdings, LLC’s capital account and Mr. Allen’s capital account (which will equal the initial capital account of the Comcast sellers of approximately $630 million, increased or decreased by Mr. Allen’s pro rata share of CC VIII’s

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

profits or losses (as computed for capital account purposes) after June 6, 2003). The limited liability company agreement of CC VIII does not provide for a mandatory redemption of the CC VIII interest.

An issue has arisen as to whether the documentation for the Bresnan transaction was correct and complete with regard to the ultimate ownership of the CC VIII interest following consummation of the Comcast put right. Specifically, under the terms of the Bresnan transaction documents that were entered into in June 1999, the Comcast sellers originally would have received, after adjustments, 24,273,943 Charter Holdco membership units, but due to an FCC regulatory issue raised by the Comcast sellers shortly before closing, the Bresnan transaction was modified to provide that the Comcast sellers instead would receive the preferred equity interests in CC VIII represented by the CC VIII interest. As part of the last-minute changes to the Bresnan transaction documents, a draft amended version of the Charter Holdco limited liability company agreement was prepared, and contract provisions were drafted for that agreement that would have required an automatic exchange of the CC VIII interest for 24,273,943 Charter Holdco membership units if the Comcast sellers exercised the Comcast put right and sold the CC VIII interest to Mr. Allen or his affiliates. However, the provisions that would have required this automatic exchange did not appear in the final version of the Charter Holdco limited liability company agreement that was delivered and executed at the closing of the Bresnan transaction. The law firm that prepared the documents for the Bresnan transaction brought this matter to the attention of Charter and representatives of Mr. Allen in 2002.

Thereafter, the board of directors of Charter formed a Special Committee (currently comprised of Messrs. Merritt, Tory and Wangberg) to investigate the matter and take any other appropriate action on behalf of Charter with respect to this matter. After conducting an investigation of the relevant facts and circumstances, the Special Committee determined that a “scrivener’s error” had occurred in February 2000 in connection with the preparation of the last-minute revisions to the Bresnan transaction documents and that, as a result, Charter should seek the reformation of the Charter Holdco limited liability company agreement, or alternative relief, in order to restore and ensure the obligation that the CC VIII interest be automatically exchanged for Charter Holdco units. The Special Committee further determined that, as part of such contract reformation or alternative relief, Mr. Allen should be required to contribute the CC VIII interest to Charter Holdco in exchange for 24,273,943 Charter Holdco membership units. The Special Committee also recommended to the board of directors of Charter that, to the extent the contract reformation is achieved, the board of directors should consider whether the CC VIII interest should ultimately be held by Charter Holdco or Charter Holdings or another entity owned directly or indirectly by them.

Mr. Allen disagrees with the Special Committee’s determinations described above and has so notified the Special Committee. Mr. Allen contends that the transaction is accurately reflected in the transaction documentation and contemporaneous and subsequent company public disclosures.

The parties engaged in a process of non-binding mediation to seek to resolve this matter, without success. The Special Committee is evaluating what further actions or processes it may undertake to resolve this dispute. To accommodate further deliberation, each party has agreed to refrain from initiating legal proceedings over this matter until it has given at least ten days’ prior notice to the other. In addition, the Special Committee and Mr. Allen have determined to utilize the Delaware Court of Chancery’s program for mediation of complex business disputes in an effort to resolve the CC VIII interest dispute. If the Special Committee and Mr. Allen are unable to reach a resolution through that mediation process or to agree on an alternative dispute resolution process, the Special Committee intends to seek resolution of this dispute through judicial proceedings in an action that would be commenced, after appropriate notice, in the Delaware Court of Chancery against Mr. Allen and his affiliates seeking contract reformation, declaratory relief as to the respective rights of the parties regarding this dispute and alternative forms of legal and equitable relief. The ultimate resolution and financial impact of the dispute are not determinable at this time.

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

20. Commitments and Contingencies

Commitments

The following table summarizes the Company’s payment obligations as of December 31, 2004 for its contractual obligations.

	Total	2005	2006	2007	2008	2009	Thereafter
Contractual Obligations
Operating and Capital Lease Obligations (1)	$88	$23	$17	$13	$10	$7	$18
Programming Minimum Commitments (2)	1,579	318	344	375	308	234	—
Other (3)	272	62	50	47	25	21	67

Total	$1,939	$403	$411	$435	$343	$262	$85

(1)	The Company leases certain facilities and equipment under noncancellable operating leases. Leases and rental costs charged to expense for the years ended December 31, 2004, 2003 and 2002, were $23 million, $30 million and $31 million, respectively.

(2)	The Company pays programming fees under multi-year contracts ranging from three to six years typically based on a flat fee per customer, which may be fixed for the term or may in some cases, escalate over the term. Programming costs included in the accompanying statement of operations were $1.3 billion, $1.2 billion and $1.2 billion for the years ended December 31, 2004, 2003 and 2002, respectively. Certain of the Company’s programming agreements are based on a flat fee per month or have guaranteed minimum payments. The table sets forth the aggregate guaranteed minimum commitments under the Company’s programming contracts.

(3)	“Other” represents other guaranteed minimum commitments, which consist primarily of commitments to the Company’s billing services vendors.

The following items are not included in the contractual obligation table due to various factors discussed below. However, the Company incurs these costs as part of its operations:

•	The Company also rents utility poles used in its operations. Generally, pole rentals are cancelable on short notice, but the Company anticipates that such rentals will recur. Rent expense incurred for pole rental attachments for the years ended December 31, 2004, 2003 and 2002, was $43 million, $40 million and $41 million, respectively.

•	The Company pays franchise fees under multi-year franchise agreements based on a percentage of revenues earned from video service per year. The Company also pays other franchise related costs, such as public education grants under multi-year agreements. Franchise fees and other franchise-related costs included in the accompanying statement of operations were $164 million, $162 million and $160 million for the years ended December 31, 2004, 2003 and 2002, respectively.

•	The Company also has $166 million in letters of credit, primarily to its various worker’s compensation, property casualty and general liability carriers as collateral for reimbursement of claims. These letters of credit reduce the amount the Company may borrow under its credit facilities.

Litigation

Fourteen putative federal class action lawsuits (the “Federal Class Actions”) were filed against Charter and certain of its former and present officers and directors in various jurisdictions allegedly on behalf of all purchasers of Charter’s securities during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages were sought by the plaintiffs. In general, the lawsuits alleged that Charter utilized

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter’s operations and prospects. The Federal Class Actions were specifically and individually identified in public filings made by Charter prior to the date of this annual report.

In October 2002, Charter filed a motion with the Judicial Panel on Multidistrict Litigation (the “Panel”) to transfer the Federal Class Actions to the Eastern District of Missouri. On March 12, 2003, the Panel transferred the six Federal Class Actions not filed in the Eastern District of Missouri to that district for coordinated or consolidated pretrial proceedings with the eight Federal Class Actions already pending there. The Panel’s transfer order assigned the Federal Class Actions to Judge Charles A. Shaw. By virtue of a prior court order, StoneRidge Investment Partners LLC became lead plaintiff upon entry of the Panel’s transfer order. StoneRidge subsequently filed a Consolidated Amended Complaint. The Court subsequently consolidated the Federal Class Actions into a single action (the “Consolidated Federal Class Action”) for pretrial purposes. On June 19, 2003, following a status and scheduling conference with the parties, the Court issued a Case Management Order setting forth a schedule for the pretrial phase of the Consolidated Class Action. Motions to dismiss the Consolidated Amended Complaint were filed. On February 10, 2004, in response to a joint motion made by StoneRidge and defendants, Charter, Vogel and Allen, the court entered an order providing, among other things, that: (1) the parties who filed such motion engage in a mediation within ninety (90) days; and (2) all proceedings in the Consolidated Federal Class Actions were stayed until May 10, 2004. On May 11, 2004, the Court extended the stay in the Consolidated Federal Class Action for an additional sixty (60) days. On July 12, 2004, the parties submitted a joint motion to again extend the stay, this time until September 10, 2004. The Court granted that extension on July 20, 2004. On August 5, 2004, Stoneridge, Charter and the individual defendants who were the subject of the suit entered into a Memorandum of Understanding setting forth agreements in principle to settle the Consolidated Federal Class Action. These parties subsequently entered into Stipulations of Settlement dated as of January 24, 2005 (described more fully below) which incorporate the terms of the August 5, 2004 Memorandum of Understanding.

On September 12, 2002, a shareholders derivative suit (the “State Derivative Action”) was filed in the Circuit Court of the City of St. Louis, State of Missouri (the “Missouri State Court”) against Charter and its then current directors, as well as its former auditors. A substantively identical derivative action was later filed and consolidated into the State Derivative Action. The plaintiffs allege that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter’s behalf, were sought by the plaintiffs.

On March 12, 2004, an action substantively identical to the State Derivative Action was filed in the Missouri State Court, against Charter and certain of its current and former directors, as well as its former auditors. The plaintiffs in that case alleged that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter’s behalf, were sought by plaintiffs. On July 14, 2004, the Court consolidated this case with the State Derivative Action.

Separately, on February 12, 2003, a shareholders derivative suit (the “Federal Derivative Action”) was filed against Charter and its then current directors in the United States District Court for the Eastern District of Missouri. The plaintiff in that suit alleged that the individual defendants breached their fiduciary duties and grossly mismanaged Charter by failing to establish and maintain adequate internal controls and procedures.

As noted above, Charter entered into Memoranda of Understanding on August 5, 2004 setting forth agreements in principle regarding settlement of the Consolidated Federal Class Action, the State Derivative Action(s) and the Federal Derivative Action (the “Actions”). Charter and various other defendants in those actions subsequently entered into Stipulations of Settlement dated as of January 24, 2005, setting forth a settlement of the Actions in a manner consistent with the terms of the Memorandum of Understanding. The Stipulations of Settlement, along with the various supporting documentation, were filed with the Court on February 2, 2005. The Settlements provide that, in exchange for a release of all claims by plaintiffs against Charter and its former and present officers and directors named in the Actions, Charter will pay to the plaintiffs a combination of cash and equity collectively valued at $144 million, which will include the fees and expenses of plaintiffs’ counsel. Of this amount, $64 million will be paid in cash (by Charter’s insurance carriers) and the balance will be paid in shares of Charter Class A common stock having an aggregate value of $40 million and ten-year warrants to purchase shares of Charter Class A common stock

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

having an aggregate warrant value of $40 million. The warrants would have an exercise price equal to 150% of the fair market value (as defined) of Charter Class A common stock as of the date of the entry of the order of final judgment approving the settlement. In addition, Charter expects to issue additional shares of its Class A common stock to its insurance carrier having an aggregate value of $5 million. As a result, in the second quarter of 2004, the Company recorded a $149 million litigation liability within other long-term liabilities and a $64 million insurance receivable as part of other non-current assets on its consolidated balance sheet and an $85 million special charge on its consolidated statement of operations. Additionally, as part of the settlements, Charter will also commit to a variety of corporate governance changes, internal practices and public disclosures, some of which have already been undertaken and none of which are inconsistent with measures Charter is taking in connection with the recent conclusion of the SEC investigation described below. Documents related to the settlement of the Actions have now been executed and filed. On February 15, 2005, the United States District Court for the Eastern District of Missouri gave preliminary approval to the settlement of the Actions. The settlement of each of the lawsuits remains conditioned upon, among other things, final judicial approval of the settlements following notice to the class, and dismissal, with prejudice, of the consolidated derivative actions now pending in Missouri State Court, which are related to the Federal Derivative Action.

In addition to the Federal Class Actions, the State Derivative Action (s), the new Missouri State Court derivative action and the Federal Derivative Action, six putative class action lawsuits have been filed against Charter and certain of its then current directors and officers in the Court of Chancery of the State of Delaware (the “Delaware Class Actions”). The lawsuits were filed after the filing of a Schedule 13D amendment by Mr. Allen indicating that he was exploring a number of possible alternatives with respect to restructuring or expanding his ownership interest in Charter. Charter believes the plaintiffs speculated that Mr. Allen might have been contemplating an unfair bid for shares of Charter or some other sort of going private transaction on unfair terms and generally alleged that the defendants breached their fiduciary duties by participating in or acquiescing to such a transaction. The lawsuits, which are substantively identical, were brought on behalf of Charter’s securities holders as of July 29, 2002, and sought unspecified damages and possible injunctive relief. However, no such transaction by Mr. Allen has been presented. On April 30, 2004, orders of dismissal without prejudice were entered in each of the Delaware Class Actions.

In August 2002, Charter became aware of a grand jury investigation being conducted by the U.S. Attorney’s Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers and its reporting of amounts received from digital set-top terminal suppliers for advertising. The U.S. Attorney’s Office has publicly stated that Charter is not a target of the investigation. Charter was also advised by the U.S. Attorney’s Office that no current officer or member of its board of directors is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated customer account numbers. Each of the indicted former officers pled guilty to single conspiracy counts related to the original mail and wire fraud charges and are awaiting sentencing. Charter has advised the Company that it is fully cooperating with the investigation.

On November 4, 2002, Charter received an informal, non-public inquiry from the staff of the SEC. The SEC issued a formal order of investigation dated January 23, 2003, and subsequently served document and testimony subpoenas on Charter and a number of its former employees. The investigation and subpoenas generally concerned Charter’s prior reports with respect to its determination of the number of customers, and various of its accounting policies and practices including its capitalization of certain expenses and dealings with certain vendors, including programmers and digital set-top terminal suppliers. On July 27, 2004, the SEC and Charter reached a final agreement to settle the investigation. In the Settlement Agreement and Cease and Desist Order, Charter agreed to entry of an administrative order prohibiting any future violation of United States securities laws and requiring certain other remedial internal practices and public disclosures. Charter neither admitted nor denied any wrongdoing, and the SEC assessed no fine against Charter.

Charter is generally required to indemnify each of the named individual defendants in connection with the matters described above pursuant to the terms of its bylaws and (where applicable) such individual defendants’ employment agreements. In accordance with these documents, in connection with the pending grand jury investigation, the now

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

settled SEC investigation and the above described lawsuits, some of Charter’s current and former directors and current and former officers have been advanced certain costs and expenses incurred in connection with their defense. On February 22, 2005, Charter filed suit against four of its former officers who were indicted in the course of the grand jury investigation. These suits seek to recover the legal fees and other related expenses advanced to these individuals by Charter for the grand jury investigation, SEC investigation and class action and related lawsuits.

In October 2001, two customers, Nikki Nicholls and Geraldine M. Barber, filed a class action suit against Charter Holdco in South Carolina Court of Common Pleas (the “South Carolina Class Action”), purportedly on behalf of a class of Charter Holdco’s customers, alleging that Charter Holdco improperly charged them a wire maintenance fee without request or permission. They also claimed that Charter Holdco improperly required them to rent analog and/or digital set-top terminals even though their television sets were “cable ready.” A substantively identical case was filed in the Superior Court of Athens — Clarke County, Georgia by Emma S. Tobar on March 26, 2002 (the “Georgia Class Action”), alleging a nationwide class for these claims. Charter Holdco removed the South Carolina Class Action to the United States District Court for the District of South Carolina in November 2001, and moved to dismiss the suit in December 2001. The federal judge remanded the case to the South Carolina Court of Common Pleas in August 2002 without ruling on the motion to dismiss. The plaintiffs subsequently moved for a default judgment, arguing that upon return to state court, Charter Holdco should have, but did not file a new motion to dismiss. The state court judge granted the plaintiff’s motion over Charter Holdco’s objection in September 2002. Charter Holdco immediately appealed that decision to the South Carolina Court of Appeals and the South Carolina Supreme Court, but those courts ruled that until a final judgment was entered against Charter Holdco, they lacked jurisdiction to hear the appeal.

In January 2003, the Court of Common Pleas granted the plaintiffs’ motion for class certification. In October and November 2003, Charter Holdco filed motions (a) asking that court to set aside the default judgment, and (b) seeking dismissal of plaintiffs’ suit for failure to state a claim. In January 2004, the Court of Common Pleas granted in part and denied in part Charter Holdco’s motion to dismiss for failure to state a claim. It also took under advisement Charter Holdco’s motion to set aside the default judgment. In April 2004, the parties to both the Georgia and South Carolina Class Actions participated in a mediation. The mediator made a proposal to the parties to settle the lawsuits. In May 2004, the parties accepted the mediator’s proposal and reached a tentative settlement, subject to final documentation and court approval. As a result of the tentative settlement, the Company recorded a special charge of $9 million in its consolidated statement of operations in the first quarter of 2004. On July 8, 2004, the Superior Court of Athens — Clarke County, Georgia granted a motion to amend the Tobar complaint to add Nicholls, Barber and April Jones as plaintiffs in the Georgia Class Action and to add any potential class members in South Carolina. The court also granted preliminary approval of the proposed settlement on that date. On August 2, 2004, the parties submitted a joint request to the South Carolina Court of Common Pleas to stay the South Carolina Class Action pending final approval of the settlement and on August 17, 2004, that court granted the parties’ request. On November 10, 2004, the court granted final approval of the settlement, rejecting positions advanced by two objectors to the settlement. On December 13, 2004 the court entered a written order formally approving that settlement. On January 11, 2005, certain class members appealed the order entered by the Georgia court. Those objectors voluntarily dismissed their appeal with prejudice on February 8, 2005. On February 9, 2005, the South Carolina Court of Common Pleas entered a court order of dismissal for the South Carolina Class Action. Additionally, one of the objectors to this settlement recently filed a similar, but not identical, lawsuit.

Furthermore, Charter is also party to other lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after taking into account recorded liabilities, the outcome of these other lawsuits and claims are not expected to have a material adverse effect on the Company’s consolidated financial condition, results of operations or its liquidity.

Regulation in the Cable Industry

The operation of a cable system is extensively regulated by the Federal Communications Commission (“FCC”), some state governments and most local governments. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

used in connection with cable operations. The 1996 Telecom Act altered the regulatory structure governing the nation’s communications providers. It removed barriers to competition in both the cable television market and the local telephone market. Among other things, it reduced the scope of cable rate regulation and encouraged additional competition in the video programming industry by allowing local telephone companies to provide video programming in their own telephone service areas.

The 1996 Telecom Act required the FCC to undertake a number of implementing rulemakings. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Company’s operations.

21. Employee Benefit Plan

The Company’s employees may participate in the Charter Communications, Inc. 401(k) Plan. Employees that qualify for participation can contribute up to 50% of their salary, on a pre-tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service. The Company matches 50% of the first 5% of participant contributions. The Company made contributions to the 401(k) plan totaling $7 million, $7 million and $8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

22. Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued the revised SFAS No. 123, Share — Based Payment, which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of that company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. This statement will be effective for the Company beginning July 1, 2005. Because the Company adopted the fair value recognition provisions of SFAS No. 123 on January 1, 2003, the Company does not expect this revised standard to have a material impact on its financial statements.

The Company does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s accompanying financial statements.

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

23. Parent Company Only Financial Statements

As the result of limitations on, and prohibitions of, distributions, substantially all of the net assets of the consolidated subsidiaries are restricted from distribution to CCH II, the parent company (see Note 9). The following condensed parent-only financial statements of CCH II account for the investment in its subsidiaries under the equity method of accounting. The financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto.

CCH II, LLC (Parent Company Only)
Condensed Balance Sheet

	December 31,
	2004	2003
ASSETS
Other assets	$15	$16
Investment in subsidiaries	6,553	10,584

	$6,568	$10,600

LIABILITIES AND MEMBER’S EQUITY
Current liabilities	$54	$48
Long-term debt	1,601	1,601
Member’s equity	4,913	8,951

Total liabilities and member’s equity	$6,568	$10,600

Condensed Statement of Operations

	Year Ended December 31,
	2004	2003	2002
Interest expense	$(166)	$(45)	$—
Equity in income (losses) of subsidiaries	(3,340)	30	(5,286)

Net loss	$(3,506)	$(15)	$(5,286)

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(dollars in millions, except where indicated)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,506)	$(15)	$(5,286)
Equity in income (losses) of subsidiaries	3,340	(30)	5,286
Noncash interest expense	3	—	—
Changes in operating assets and liabilities	6	48	—

Net cash flows from operating activities	(157)	3	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiaries	—	(10)	(859)
Distributions from subsidiaries	738	544	413

Net cash flows from investing activities	738	534	(446)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	—	30	—
Capital contributions	—	10	859
Distributions to parent companies	(578)	(561)	(413)
Payments for debt issuance costs	(3)	(16)	—

Net cash flows from financing activities	(581)	(537)	446

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	—	—
CASH AND CASH EQUIVALENTS, beginning of year	—	—	—

CASH AND CASH EQUIVALENTS, end of year	$—	$—	$—

NON-CASH TRANSACTION
Issuance of debt distributed to retire parent company debt	$—	$1,572	$—