Form 10-Q
period 2005-03-31
CCH II CAPITAL CORP; CCH II LLC
filed 2005-05-12
CIK 1266605, 1266604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number:	333-111423
333-111423-01

CCH II, LLC *

CCH II Capital Corp. *

(Exact name of registrants as specified in their charters)

Delaware	030511293

Delaware	134257703

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12405 Powerscourt Drive
St. Louis, Missouri 63131

(Address of principal executive offices including zip code)

(314) 965-0555

(Registrants’ telephone number, including area code)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file reports), and (2) have been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date:

All of the issued and outstanding shares of capital stock of CCH II Capital Corp. are held by CCH II, LLC. All of the limited liability company membership interests of CCH II, LLC are held by CCH I, LLC (a direct wholly owned subsidiary of Charter Communications Holdings, LLC, a reporting company under the Exchange Act). There is no public trading market for any of the aforementioned limited liability company membership interests of shares of capital stock.

* CCH II, LLC and CCH II Capital Corp. meet the conditions set forth in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore filing with the reduced disclosure format.

CCH II, LLC
CCH II Capital Corp.
Quarterly Report on Form 10-Q for the Period ended March 31, 2005

This quarterly report on Form 10-Q is for the three months ended March 31, 2005. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this quarterly report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this quarterly report. In this quarterly report, “we,” “us” and “our” refer to CCH II, LLC and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under “Certain Trends and Uncertainties” under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report. Many of the forward-looking statements contained in this quarterly report may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” “intend,” “estimated” and “potential,” among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this quarterly report are set forth in this quarterly report and in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

•	the availability of funds to meet interest payment obligations under our and our parent companies’ debt and to fund our operations and necessary capital expenditures, either through cash flows from operating activities, further borrowings or other sources;

•	our ability to sustain and grow revenues and cash flows from operating activities by offering video, high-speed data, telephony and other services and to maintain a stable customer base, particularly in the face of increasingly aggressive competition from other service providers;

•	our ability to comply with all covenants in our and our parent companies’ indentures and credit facilities, any violation of which would result in a violation of the applicable facility or indenture and could trigger a default of other obligations under cross-default provisions;

•	our and our parent companies’ ability to pay or refinance debt as it becomes due;

•	reaching (and then implementing) a final approved settlement with respect to the putative class action, the unconsolidated state action, and derivative shareholders litigation against Charter Communications, Inc., our indirect parent, on the terms of the stipulations of settlement;

•	our ability to obtain programming at reasonable prices or to pass programming cost increases on to our customers;

•	general business conditions, economic uncertainty or slowdown; and

•	the effects of governmental regulation, including but not limited to local franchise taxing authorities, on our business.

All forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We are under no duty or obligation to update any of the forward-looking statements after the date of this quarterly report.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

CCH II, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26	$546
Accounts receivable, less allowance for doubtful accounts of $12 and $15, respectively	137	175
Prepaid expenses and other current assets	21	20

Total current assets	184	741

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation of $5,656 and $5,142, respectively	6,075	6,110
Franchises	9,846	9,878

Total investment in cable properties, net	15,921	15,988

OTHER NONCURRENT ASSETS	246	250

Total assets	$16,351	$16,979

LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$868	$949
Payables to related party	167	30

Total current liabilities	1,035	979

LONG-TERM DEBT	9,626	9,895

LOANS PAYABLE – RELATED PARTY	161	29

DEFERRED MANAGEMENT FEES – RELATED PARTY	14	14

OTHER LONG-TERM LIABILITIES	453	493

MINORITY INTEREST	659	656

MEMBER’S EQUITY:
Member’s equity	4,409	4,928
Accumulated other comprehensive loss	(6)	(15)

Total member’s equity	4,403	4,913

Total liabilities and member’s equity	$16,351	$16,979

The accompanying notes are an integral part of these condensed consolidated financial statements.

CCH II, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN MILLIONS)
Unaudited

	Three Months Ended March 31,
	2005	2004
REVENUES	$1,271	$1,214

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	559	512
Selling, general and administrative	237	239
Depreciation and amortization	381	370
Asset impairment charges	31	—
(Gain) loss on sale of assets, net	4	(106)
Option compensation expense, net	4	14
Special charges, net	4	10

	1,220	1,039

Income from operations	51	175

OTHER INCOME AND EXPENSES:
Interest expense, net	(198)	(163)
Gain (loss) on derivative instruments and hedging activities, net	27	(7)
Loss on extinguishment of debt	(5)	—
Other, net	1	(1)

	(175)	(171)

Income (loss) before minority interest and income taxes	(124)	4

MINORITY INTEREST	(3)	(3)

Income (loss) before income taxes	(127)	1

INCOME TAX EXPENSE	(6)	(1)

Net loss	$(133)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CCH II, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN MILLIONS)
Unaudited

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(133)	$—
Adjustments to reconcile net loss to net cash flows from operating activities:
Minority interest	3	3
Depreciation and amortization	381	370
Asset impairment charges	31	—
Option compensation expense, net	4	10
Noncash interest expense	7	1
(Gain) loss on derivative instruments and hedging activities, net	(27)	7
(Gain) loss on sale of assets, net	4	(106)
Deferred income taxes	5	—
Other, net	(1)	2
Changes in operating assets and liabilities, net of effects from dispositions:
Accounts receivable	33	25
Prepaid expenses and other assets	(2)	(7)
Accounts payable, accrued expenses and other	(113)	(139)
Receivables from and payables to related party, including deferred management fees	(5)	(51)

Net cash flows from operating activities	187	115

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(211)	(187)
Change in accrued expenses related to capital expenditures	16	(7)
Proceeds from sale of assets	6	725
Purchases of investments	(1)	—

Net cash flows from investing activities	(190)	531

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	200	165
Borrowings from related parties	139	—
Repayments of long-term debt	(740)	(779)
Repayments to related parties	(7)	—
Payments for debt issuance costs	(3)	(1)
Distributions	(106)	(44)

Net cash flows from financing activities	(517)	(659)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(520)	(13)
CASH AND CASH EQUIVALENTS, beginning of period	546	85

CASH AND CASH EQUIVALENTS, end of period	$26	$72

CASH PAID FOR INTEREST	$188	$187

NONCASH TRANSACTIONS:
Issuance of debt by Charter Communications Operating, LLC	$271	$—

Distribution of Charter Communications Holdings, LLC notes and accrued interest	$(280)	$—

Transfer of property, plant and equipment from parent company	$139	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CCH II, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions)

1. Organization and Basis of Presentation

CCH II, LLC (“CCH II”) is a holding company whose primary assets at March 31, 2005 are equity interests in its operating subsidiaries. CCH II is a wholly owned subsidiary of CCH I, LLC (“CCH I”). CCH I is a wholly owned subsidiary of Charter Communications Holdings, LLC (“Charter Holdings”). Charter Holdings is a wholly owned subsidiary of Charter Communications Holding Company, LLC (“Charter Holdco”), which is a subsidiary of Charter Communications, Inc. (“Charter”). CCH II is the sole owner of CCO Holdings, LLC (“CCO Holdings”), which in turn is sole owner of Charter Communications Operating, LLC (“Charter Operating”). CCH II and its subsidiaries are collectively referred to herein as the “Company.” All significant intercompany accounts and transactions among consolidated entities have been eliminated.

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

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures typically included in CCH II’s Annual Report on Form 10-K have been condensed or omitted for this quarterly report. The accompanying condensed consolidated financial statements are unaudited and are subject to review by regulatory authorities. However, in the opinion of management, such financial statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving significant judgments and estimates include capitalization of labor and overhead costs; depreciation and amortization costs; impairments of property, plant and equipment, franchises and goodwill; income taxes and contingencies. Actual results could differ from those estimates.

Reclassifications

Certain 2004 amounts have been reclassified to conform with the 2005 presentation.

2. Liquidity and Capital Resources

The Company incurred net loss of $133 million and $0 for the three months ended March 31, 2005 and 2004, respectively. The Company’s net cash flows from operating activities were $187 million and $115 million for the three months ended March 31, 2005 and 2004, respectively.

The Company’s long-term financing as of March 31, 2005 consists of $5.1 billion of credit facility debt and $4.5 billion accreted value of high-yield notes. For the remainder of 2005, $23 million of the Company’s debt matures, and in 2006, an additional $30 million of the Company’s debt matures. In 2007 and beyond, significant additional amounts will become due under the Company’s remaining long-term debt obligations.

The Company has historically required significant cash to fund debt service costs, capital expenditures and ongoing operations. Historically, the Company has funded these requirements through cash flows from operating activities, borrowings under its credit facilities, equity contributions from its parent companies, borrowings from its parent companies, sales of assets, issuances of debt securities and from cash on hand. However, the mix of funding sources changes from period to period. For the three months ended March 31, 2005, the Company generated $187 million

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions)

of net cash flows from operating activities, after paying cash interest of $188 million. In addition, the Company used approximately $211 million for purchases of property, plant and equipment. Finally, the Company had net cash flows used in financing activities of $517 million, which included, among other things, approximately $628 million in repayment of borrowings under the Company’s revolving credit facility through a series of transactions in February 2005. This repayment was the primary reason cash on hand decreased by $520 million to $26 million at March 31, 2005.

The Company expects that cash on hand, cash flows from operating activities and the amounts available under its credit facilities will be adequate to meet its and its parent companies’ cash needs in 2005. Cash flows from operating activities and amounts available under the Company’s credit facilities may not be sufficient to fund the Company’s operations and satisfy its and its parent companies’ principal repayment obligations that come due in 2006 and, the Company believes, will not be sufficient to fund its operations and satisfy such repayment obligations thereafter.

It is likely that the Company and its parent companies will require additional funding to repay debt maturing after 2006. The Company has been advised that Charter is working with its financial advisors to address such funding requirements. However, there can be no assurance that such funding will be available to the Company. Although Mr. Allen and his affiliates have purchased equity from Charter and Charter Holdco in the past, Mr. Allen and his affiliates are not obligated to purchase equity from, contribute to or loan funds to Charter, Charter Holdco or the Company in the future.

Credit Facilities and Covenants

The Company’s ability to operate depends upon, among other things, its continued access to capital, including credit under the Charter Operating credit facilities. These credit facilities, along with the Company’s indentures, contain certain restrictive covenants, some of which require the Company to maintain specified financial ratios and meet financial tests and to provide audited financial statements with an unqualified opinion from the Company’s independent auditors. As of March 31, 2005, the Company was in compliance with the covenants under its indentures and credit facilities and the Company expects to remain in compliance with those covenants for the next twelve months. As of March 31, 2005, the Company had borrowing availability under the credit facilities of $1.2 billion, none of which was restricted due to covenants. Continued access to the Company’s credit facilities is subject to the Company remaining in compliance with the covenants of these credit facilities, including covenants tied to the Company’s operating performance. If the Company’s operating performance results in non-compliance with these covenants, or if any of certain other events of non-compliance under these credit facilities or indentures governing the Company’s debt occurs, funding under the credit facilities may not be available and defaults on some or potentially all of the Company’s debt obligations could occur. An event of default under the covenants governing any of the Company’s debt instruments could result in the acceleration of its payment obligations under that debt and, under certain circumstances, in cross-defaults under its other debt obligations, which could have a material adverse effect on the Company’s consolidated financial condition or results of operations.

The Charter Operating credit facilities required the Company to redeem the CC V Holdings, LLC notes as a result of the Charter Holdings leverage ratio becoming less than 8.75 to 1.0. In satisfaction of this requirement, in March 2005, CC V Holdings, LLC redeemed all of its outstanding notes, at 103.958% of principal amount, plus accrued and unpaid interest to the date of redemption. The total cost of the redemption including accrued and unpaid interest was approximately $122 million. The Company funded the redemption with borrowings under the Charter Operating credit facilities.

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

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions)

Any such acceleration would be a default under the indenture governing the Company’s notes. As of March 31, 2005, Charter had approximately $985 million principal amount of senior convertible notes outstanding with approximately $122 million and $863 million maturing in 2006 and 2009, respectively. During the three months ended March 31, 2005, the Company distributed $106 million to Charter Holdings of which $60 million was subsequently distributed to Charter Holdco. As of March 31, 2005, Charter Holdco was owed $161 million in intercompany loans from its subsidiaries, which amount was available to pay interest and principal on Charter’s convertible senior notes. In addition, Charter has $145 million of governmental securities pledged as security for the first six interest payments on Charter’s 5.875% convertible senior notes.

As of March 31, 2005, Charter Holdings had approximately $8.6 billion principal amount of high-yield notes outstanding with approximately $167 million, $3.4 billion and $5.0 billion maturing in 2007, 2009 and thereafter, respectively. Charter and Charter Holdings will need to raise additional capital or receive distributions or payments from the Company in order to satisfy their debt obligations. However, because of their significant indebtedness, the ability of the parent companies to raise additional capital at reasonable rates is uncertain. Distributions by Charter’s subsidiaries to a parent company (including Charter, Charter Holdco and Charter Holdings) for payment of principal on the parent company debt obligations, however, are restricted by the indentures governing the Charter Holdings notes, CCH II notes, CCO Holdings notes, and Charter Operating notes, unless under their respective indentures there is no default and a specified leverage ratio test is met at the time of such event.

Charter was required to register for resale by April 21, 2005 its 5.875% convertible senior notes due 2009, issued in November 2004. Since these convertible notes were not registered by that date, Charter is incurring liquidated damages, at a rate from 0.25% per annum of the accreted principal amount of the convertible notes. The rate will increase to 0.50% from and after July 20, 2005 if the notes have not been registered by that date. The liquidated damages will be payable by Charter in cash so long as the convertible notes remain unregistered, but not to exceed a maximum period of two years from the original issuance date. In addition, Charter was required to register by April 1, 2005 150 million shares of its Class A common stock that Charter expects to lend to Citigroup Global Markets Limited pursuant to a share lending agreement. Because this registration statement was not declared effective by such date, Charter is incurring liquidated damages from April 2, 2005 until the effective date of the registration statement. These liquidated damages can be paid in cash or additional principal on a monthly basis. These liquidated damages accrue as incurred at a rate of 0.25% per month of the accreted principal amount of the convertible notes for the first 60 days of the default and 0.50% per month of the accreted principal amount of the convertible notes thereafter (or 0.375% and 0.75% per month respectively, if in lieu of paying such liquidated damages in cash, Charter elects to pay such damages by adding to the outstanding principal amount of the notes). In April 2005, the first liquidated damage payment was made in cash. Such amounts will accrue so long as the convertible notes remain unregistered, but not to exceed a maximum period of two years from the original issuance date.

Specific Limitations at Charter Holdings

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on the convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under Charter Holdings’ indentures and other specified tests are met. For the quarter ended March 31, 2005, there was no default under Charter Holdings’ indentures and other specified tests were met. However, Charter Holdings did not meet the leverage ratio of 8.75 to 1.0 based on March 31, 2005 financial results. As a result, distributions from Charter Holdings to Charter or Charter Holdco are currently restricted and will continue to be restricted until that test is met. During this restriction period, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments in Charter Holdco or Charter, up to an amount determined by a formula, as long as there is no default under the indentures.

3. Sale of Assets

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions)

As of March 31, 2005, the Company has concluded that two pending cable asset sales, representing approximately 28,000 customers, are probable of closing within the next twelve months thus meeting the criteria for assets held for sale under Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As such the assets were written down to fair value less estimated costs to sell resulting in asset impairment charges in the first quarter of 2005 of approximately $31 million. At March 31, 2005 assets held for sale included in investment in cable properties are approximately $33 million.

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

4. Franchises and Goodwill

Franchise rights represent the value attributed to agreements with local authorities that allow access to homes in cable service areas acquired through the purchase of cable systems. Management estimates the fair value of franchise rights at the date of acquisition and determines if the franchise has a finite life or an indefinite-life as defined by SFAS No. 142, Goodwill and Other Intangible Assets. Franchises that qualify for indefinite-life treatment under SFAS No. 142 are tested for impairment annually based on valuations, or more frequently as warranted by events or changes in circumstances. Franchises are aggregated into essentially inseparable asset groups to conduct the valuations. The asset groups generally represent geographic clustering of the Company’s cable systems into groups by which such systems are managed. Management believes such grouping represents the highest and best use of those assets.

The Company’s valuations, which are based on the present value of projected after tax cash flows, result in a value of property, plant and equipment, franchises, customer relationships and total entity value. The value of goodwill is the difference between the total entity value and amounts assigned to the other assets.

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

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions)

As of March 31, 2005 and December 31, 2004, indefinite-lived and finite-lived intangible assets are presented in the following table:

	March 31, 2005			December 31, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Indefinite-lived intangible assets:
Franchises with indefinite lives	$9,814	$—	$9,814	$9,845	$—	$9,845
Goodwill	52	—	52	52	—	52

	$9,866	$—	$9,866	$9,897	$—	$9,897

Finite-lived intangible assets:
Franchises with finite lives	$37	$5	$32	$37	$4	$33

Franchises with indefinite lives decreased $31 million as a result of the asset impairment charges recorded related to two pending cable asset sales (see Note 3). Franchise amortization expense for each of the three months ended March 31, 2005 and 2004 was $1 million, which represents the amortization relating to franchises that did not qualify for indefinite-life treatment under SFAS No. 142, including costs associated with franchise renewals. The Company expects that amortization expense on franchise assets will be approximately $3 million annually for each of the next five years. Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives and other relevant factors.

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of March 31, 2005 and December 31, 2004:

	March 31,	December 31,
	2005	2004
Accounts payable — trade	$71	$138
Accrued capital expenditures	76	60
Accrued expenses:
Interest	154	149
Programming costs	284	278
Franchise-related fees	42	67
State sales tax	43	47
Other	198	210

	$868	$949

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions)

6. Long-Term Debt

Long-term debt consists of the following as of March 31, 2005 and December 31, 2004:

	March 31, 2005		December 31, 2004
		Accreted	Face	Accreted
	Face Value	Value	Value	Value
Long-Term Debt
CCH II, LLC:
10.250% senior notes due 2010	1,601	1,601	1,601	1,601
CCO Holdings, LLC:
8 3/4% senior notes due 2013	500	500	500	500
Senior floating rate notes due 2010	550	550	550	550
Charter Operating:
8% senior second lien notes due 2012	1,100	1,100	1,100	1,100
8 3/8% senior second lien notes due 2014	671	671	400	400
Renaissance Media Group LLC:
10.000% senior discount notes due 2008	114	116	114	116
CC V Holdings:
11.875% senior discount notes due 2008	—	—	113	113
Credit Facilities
Charter Operating	5,088	5,088	5,515	5,515

	$9,624	$9,626	$9,893	$9,895

The accreted values presented above represent the face value of the notes less the original issue discount at the time of sale plus the accretion to the balance sheet date.

In March 2005, the Company’s subsidiary, Charter Operating, consummated exchange transactions with a small number of institutional holders of Charter Holdings 8.25% senior notes due 2007 pursuant to which Charter Operating issued, in a private placement, approximately $271 million principal amount of new notes with terms identical to Charter Operating’s 8.375% senior second lien notes due 2014 in exchange for approximately $284 million of the Charter Holdings 8.25% senior notes due 2007. The Charter Holdings notes received in the exchange were thereafter distributed to Charter Holdings and cancelled.

In March 2005, the Company’s subsidiary, CC V Holdings, LLC, redeemed all of its 11.875% notes due 2008, at 103.958% of principal amount, plus accrued and unpaid interest to the date of redemption. The total cost of redemption was approximately $122 million and was funded through borrowings under the Charter Operating credit facilities. The redemption resulted in a loss on extinguishment of debt of approximately $5 million. Following such redemption, CC V Holdings, LLC and its subsidiaries (other than non-guarantor subsidiaries) guaranteed the Charter Operating credit facilities and granted a lien on all of their assets as to which a lien can be perfected under the Uniform Commercial Code by the filing of a financing statement.

7. Minority Interest

Minority interest on the Company’s consolidated balance sheets represents preferred membership interests in CC VIII, LLC (“CC VIII”), an indirect subsidiary of CCH II. As more fully described in Note 17, this preferred interest arises from the approximately $630 million of preferred membership units issued by CC VIII in connection with an acquisition in February 2000 and continues to be the subject of a dispute between Charter and Mr. Allen. Generally, operating earnings or losses are allocated to the minority owner based on its ownership percentage, thereby increasing or decreasing the Company’s net loss, respectively. To the extent they relate to CC VIII, the allocations of earnings or losses are subject to adjustment based on the ultimate resolution of this disputed ownership. Due to the uncertainties related to the ultimate resolution, effective January 1, 2005, the Company ceased recognizing

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions)

minority interest in earnings or losses of CC VIII for financial reporting purposes until such time as the resolution of the matter is determinable or other events occur. For the three months ended March 31, 2005, the Company’s results include income of $9 million attributable to CC VIII.

8. Comprehensive Income (Loss)

Certain marketable equity securities are classified as available-for-sale and reported at market value with unrealized gains and losses recorded as accumulated other comprehensive loss on the accompanying consolidated balance sheets. Additionally, the Company reports changes in the fair value of interest rate agreements designated as hedging the variability of cash flows associated with floating-rate debt obligations, that meet the effectiveness criteria of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in accumulated other comprehensive loss. Comprehensive loss for the three months ended March 31, 2005 was $124 million. Comprehensive income for the three months ended March 31, 2004 was $2 million.

9. Accounting for Derivative Instruments and Hedging Activities

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

The Company does not hold or issue derivative instruments for trading purposes. The Company does, however, have certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations. The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the three months ended March 31, 2005 and 2004, net gain (loss) on derivative instruments and hedging activities includes gains of $1 million and losses of $1 million, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations that meet the effectiveness criteria of SFAS No. 133 are reported in accumulated other comprehensive loss. For the three months ended March 31, 2005 and 2004, a gain of $9 million and $2 million, respectively, related to derivative instruments designated as cash flow hedges, was recorded in accumulated other comprehensive loss. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as gain (loss) on derivative instruments and hedging activities in the Company’s condensed consolidated statements of operations. For the three months ended March 31, 2005 and 2004, net gain (loss) on derivative instruments and hedging activities includes gains of $26 million and losses of $6 million, respectively, for interest rate derivative instruments not designated as hedges.

As of March 31, 2005 and December 31, 2004, the Company had outstanding $2.2 billion and $2.7 billion and $20 million and $20 million, respectively, in notional amounts of interest rate swaps and collars, respectively. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions)

10. Revenues

Revenues consist of the following for the three months ended March 31, 2005 and 2004:

	Three Months
	Ended March 31,
	2005	2004
Video	$842	$849
High-speed data	215	168
Advertising sales	64	59
Commercial	65	56
Other	85	82

	$1,271	$1,214

11. Operating Expenses

Operating expenses consist of the following for the three months ended March 31, 2005 and 2004:

	Three Months
	Ended March 31,
	2005	2004
Programming	$358	$334
Advertising sales	25	23
Service	176	155

	$559	$512

12. Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of the following for the three months ended March 31, 2005 and 2004:

	Three Months
	Ended March 31,
	2005	2004
General and administrative	$202	$208
Marketing	35	31

	$237	$239

Components of selling expense are included in general and administrative and marketing expense.

\

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions)

13. Special Charges

The Company has recorded special charges as a result of reducing its workforce, consolidating administrative offices and management realignment in 2004 and 2005. The activity associated with this initiative is summarized in the table below.

	Three Months
	Ended March 31,
	2005	2004
Balance at January 1,	$6	$14

Special Charges	4	1
Payments	(4)	(8)

Balance at March 31,	$6	$7

For the three months ended March 31, 2004, special charges also include approximately $9 million, which represents litigation costs related to the tentative settlement of a national class action suit, subject to final documentation and court approval (see Note 15).

14. Income Taxes

The Company is a single member limited liability company not subject to income tax. The Company holds all operations through indirect subsidiaries. The majority of these indirect subsidiaries are limited liability companies that are not subject to income tax. However, certain of the Company’s indirect subsidiaries are corporations that are subject to income tax.

As of March 31, 2005 and December 31, 2004, the Company had net deferred income tax liabilities of approximately $213 million and $208 million, respectively. The net deferred income tax liabilities relate to certain of the Company’s indirect subsidiaries, which file separate income tax returns.

During the three months ended March 31, 2005 and 2004, the Company recorded $6 million and $1 million of income tax expense, respectively. The income tax expense is recognized through current federal and state income tax expense as well as increases to the deferred tax liabilities of certain of the Company’s indirect corporate subsidiaries.

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

15. Contingencies

Fourteen putative federal class action lawsuits (the ‘‘Federal Class Actions’’) were filed against Charter and certain of its former and present officers and directors in various jurisdictions allegedly on behalf of all purchasers of Charter’s securities during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages were sought by the plaintiffs. In general, the lawsuits alleged that Charter utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter’s operations and prospects. The Federal Class Actions were specifically and individually identified in public filings made by Charter prior to the date of this quarterly report.

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions)

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

Separately, on February 12, 2003, a shareholders derivative suit (the ‘‘Federal Derivative Action’’) was filed against Charter and its then current directors in the United States District Court for the Eastern District of Missouri. The plaintiff in that suit alleged that the individual defendants breached their fiduciary duties and grossly mismanaged Charter by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter’s behalf, were sought by the plaintiffs.

As noted above, Charter and the individual defendants entered into a Memorandum of Understanding on August 5, 2004 setting forth agreements in principle regarding settlement of the Consolidated Federal Class Action, the State Derivative Action(s) and the Federal Derivative Action (the “Actions”). Charter and various other defendants in those actions subsequently entered into Stipulations of Settlement dated as of January 24, 2005, setting forth a settlement of the Actions in a manner consistent with the terms of the Memorandum of Understanding. The Stipulations of Settlement, along with various supporting documentation, were filed with the Court on February 2, 2005. The Stipulations of Settlement provide that, in exchange for a release of all claims by plaintiffs against Charter and its former and present officers and directors named in the Actions, Charter would pay to the plaintiffs a combination of cash and equity collectively valued at $144 million, which would include the fees and expenses of plaintiffs’ counsel. Of this amount, $64 million would be paid in cash (by Charter’s insurance carriers) and the balance would be paid in shares of Charter Class A common stock having an aggregate value of $40 million and ten-year warrants to purchase shares of Charter Class A common stock having an aggregate warrant value of $40 million, with such values in each case being determined pursuant to formulas set forth in the Stipulations of Settlement. The warrants would have an exercise price equal to 150% of the fair market value (as defined) of

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions)

Charter Class A common stock as of the date of the entry of the order of final judgment approving the settlement. In addition, Charter would issue additional shares of its Class A common stock to its insurance carrier having an aggregate value of $5 million. Under this formula, Charter expects (based on recent trading prices of Charter’s Class A common stock) that the number of shares issued will be determined based on a per share value equal to the average closing price over the thirty calendar day period immediately preceding the final valuation date (which is the later of the date on which a final judgment is entered or the date of entry of an order approving the award of fees and costs to the class action plaintiffs’ counsel). Warrants are expected to become exercisable approximately one year from the date of the final judgment and will have an exercise price equal to 150% of the volume weighted average price of Charter’s Class A common stock over the thirty day period immediately preceding the final valuation date. The warrants will be valued based on a Black Scholes valuation method. Accordingly, any further declines in Charter’s stock price prior to the final valuation date could result in more shares and warrants being issued to the plaintiffs in the settlement. In the event that the valuation formula in the Stipulations provides for a per share value of less than $2.25, Charter may elect to terminate the settlement. As a result, in the second quarter of 2004, the Company recorded a $149 million litigation liability within other long-term liabilities and a $64 million insurance receivable as part of other non-current assets on its consolidated balance sheet and an $85 million special charge on its consolidated statement of operations. Additionally, as part of the settlements, Charter will also commit to a variety of corporate governance changes, internal practices and public disclosures, some of which have already been undertaken and none of which are inconsistent with measures Charter is taking in connection with the recent conclusion of the SEC investigation described below. Documents related to the settlement of the Actions have now been executed and filed. On February 15, 2005, the United States District Court for the Eastern District of Missouri gave preliminary approval to the settlement of the Actions. The settlement of each of the lawsuits remains conditioned upon, among other things, final judicial approval of the settlements following notice to the class, and dismissal, with prejudice, of the consolidated derivative actions now pending in Missouri State Court, which are related to the Federal Derivative Actions. The hearing to consider final approval of the settlement is scheduled for May 23, 2005.

In August 2002, Charter became aware of a grand jury investigation being conducted by the U.S. Attorney’s Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers, and its reporting of amounts received from digital set-top terminal suppliers for advertising. The U.S. Attorney’s Office has publicly stated that Charter is not a target of the investigation. Charter was also advised by the U.S. Attorney’s Office that no current officer or member of its board of directors is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated customer account numbers. Each of the indicted former officers pled guilty to single conspiracy counts related to the original mail and wire fraud charges and were sentenced on April 22, 2005. Charter has advised the Company that it fully cooperated with the investigation, and following the sentencings, the U.S. Attorney’s Office for the Eastern District of Missouri announced that its investigation was concluded and that no further indictments would issue.

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

Charter is generally required to indemnify each of the named individual defendants in connection with the matters described above pursuant to the terms of its bylaws and (where applicable) such individual defendants’ employment agreements. In accordance with these documents, in connection with the pending grand jury investigation, the now-

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions)

settled SEC investigation and the above-described lawsuits, some of Charter’s current and former directors and current and former officers have been advanced certain costs and expenses incurred in connection with their defense. On February 22, 2005, Charter filed suit against four of its former officers who were indicted in the course of the grand jury investigation. These suits seek to recover the legal fees and other related expenses advanced to these individuals by Charter for the grand jury investigation, SEC investigation and class action and related lawsuits.

In October 2001, two customers, Nikki Nicholls and Geraldine M. Barber, filed a class action suit against Charter Holdco in South Carolina Court of Common Pleas (the ‘‘South Carolina Class Action’’), purportedly on behalf of a class of Charter Holdco’s customers, alleging that Charter Holdco improperly charged them a wire maintenance fee without request or permission. They also claimed that Charter Holdco improperly required them to rent analog and/or digital set-top terminals even though their television sets were ‘‘cable ready.’’ A substantively identical case was filed in the Superior Court of Athens – Clarke County, Georgia by Emma S. Tobar on March 26, 2002 (the “Georgia Class Action”), alleging a nationwide class for these claims. Charter Holdco removed the South Carolina Class Action to the United States District Court for the District of South Carolina in November 2001, and moved to dismiss the suit in December 2001. The federal judge remanded the case to the South Carolina Court of Common Pleas in August 2002 without ruling on the motion to dismiss. The plaintiffs subsequently moved for a default judgment, arguing that upon return to state court, Charter Holdco should have, but did not, file a new motion to dismiss. The state court judge granted the plaintiff’s motion over Charter Holdco’s objection in September 2002. Charter Holdco immediately appealed that decision to the South Carolina Court of Appeals and the South Carolina Supreme Court, but those courts ruled that until a final judgment was entered against Charter Holdco, they lacked jurisdiction to hear the appeal.

In January 2003, the Court of Common Pleas granted the plaintiffs’ motion for class certification. In October and November 2003, Charter Holdco filed motions (a) asking that court to set aside the default judgment, and (b) seeking dismissal of plaintiffs’ suit for failure to state a claim. In January 2004, the Court of Common Pleas granted in part and denied in part Charter Holdco’s motion to dismiss for failure to state a claim. It also took under advisement Charter Holdco’s motion to set aside the default judgment. In April 2004, the parties to both the Georgia and South Carolina Class Actions participated in a mediation. The mediator made a proposal to the parties to settle the lawsuits. In May 2004, the parties accepted the mediator’s proposal and reached a tentative settlement, subject to final documentation and court approval. As a result of the tentative settlement, the Company recorded a special charge of $9 million in its consolidated statement of operations in the first quarter of 2004 (see Note 13). On July 8, 2004, the Superior Court of Athens – Clarke County, Georgia granted a motion to amend the Tobar complaint to add Nicholls, Barber and April Jones as plaintiffs in the Georgia Class Action and to add any potential class members in South Carolina. The court also granted preliminary approval of the proposed settlement on that date. On August 2, 2004, the parties submitted a joint request to the South Carolina Court of Common Pleas to stay the South Carolina Class Action pending final approval of the settlement and on August 17, 2004, that court granted the parties’ request. On November 10, 2004, the court granted final approval of the settlement, rejecting positions advanced by two objectors to the settlement. On December 13, 2004 the court entered a written order formally approving that settlement. On January 11, 2005, certain class members appealed the order entered by the Georgia court. Those objectors voluntarily dismissed their appeal with prejudice on February 8, 2005. On February 9, 2005, the South Carolina Court of Common Pleas entered a court order of dismissal for the South Carolina Class Action. Additionally, one of the objectors to this settlement recently filed a similar, but not identical, lawsuit.

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

16. Stock Compensation Plans

Prior to January 1, 2003, the Company accounted for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. On January 1, 2003, the Company adopted

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions)

the fair value measurement provisions of SFAS No. 123 using the prospective method, under which the Company recognizes compensation expense of a stock-based award to an employee over the vesting period based on the fair value of the award on the grant date consistent with the method described in Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Adoption of these provisions resulted in utilizing a preferable accounting method as the condensed consolidated financial statements will present the estimated fair value of stock-based compensation in expense consistently with other forms of compensation and other expense associated with goods and services received for equity instruments. In accordance with SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the fair value method is being applied only to awards granted or modified after January 1, 2003, whereas awards granted prior to such date will continue to be accounted for under APB No. 25, unless they are modified or settled in cash. The ongoing effect on consolidated results of operations or financial condition will depend on future stock-based compensation awards granted by Charter.

SFAS No. 123 requires pro forma disclosure of the impact on earnings as if the compensation expense for these plans had been determined using the fair value method. The following table presents the Company’s net loss as reported and the pro forma amount that would have been reported using the fair value method under SFAS No. 123 for the periods presented:

	Three Months Ended March 31,
	2005	2004
Net loss	$(133)	$—
Add back stock-based compensation expense related to stock options included in reported net loss	4	14
Less employee stock-based compensation expense determined under fair value based method for all employee stock option awards	(4)	(12)
Effects of unvested options in stock option exchange	—	48

Pro forma	$(133)	$50

In January 2004, Charter began an option exchange program in which the Company offered its employees the right to exchange all stock options (vested and unvested) under the 1999 Charter Communications Option Plan and 2001 Stock Incentive Plan that had an exercise price over $10 per share for shares of restricted Charter Class A common stock or, in some instances, cash. Based on a sliding exchange ratio, which varied depending on the exercise price of an employee’s outstanding options, if an employee would have received more than 400 shares of restricted stock in exchange for tendered options, Charter issued to that employee shares of restricted stock in the exchange. If, based on the exchange ratios, an employee would have received 400 or fewer shares of restricted stock in exchange for tendered options, Charter instead paid the employee cash in an amount equal to the number of shares the employee would have received multiplied by $5.00. The offer applied to options (vested and unvested) to purchase a total of 22,929,573 shares of Charter Class A common stock, or approximately 48% of Charter’s 47,882,365 total options (vested and unvested) issued and outstanding as of December 31, 2003. Participation by employees was voluntary. Those members of Charter’s board of directors who were not also employees of the Company were not eligible to participate in the exchange offer.

In the closing of the exchange offer on February 20, 2004, Charter accepted for cancellation eligible options to purchase approximately 18,137,664 shares of Charter Class A common stock. In exchange, Charter granted 1,966,686 shares of restricted stock, including 460,777 performance shares to eligible employees of the rank of senior vice president and above, and paid a total cash amount of approximately $4 million (which amount includes applicable withholding taxes) to those employees who received cash rather than shares of restricted stock. The restricted stock was granted on February 25, 2004. Employees tendered approximately 79% of the options exchangeable under the program.

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions)

The cost to the Company of the stock option exchange program was approximately $10 million, with a 2004 cash compensation expense of approximately $4 million and a non-cash compensation expense of approximately $6 million to be expensed ratably over the three-year vesting period of the restricted stock issued in the exchange.

In January 2004, the Compensation Committee of the board of directors of Charter approved Charter’s Long-Term Incentive Program (“LTIP”), which is a program administered under the 2001 Stock Incentive Plan. Under the LTIP, employees of Charter and its subsidiaries whose pay classifications exceed a certain level are eligible to receive stock options, and more senior level employees are eligible to receive stock options and performance shares. The stock options vest 25% on each of the first four anniversaries of the date of grant. The performance units vest on the third anniversary of the grant date and shares of Charter Class A common stock are issued, conditional upon Charter’s performance against financial performance targets established by Charter’s management and approved by its board of directors. Charter granted 6.9 million shares in January 2004 under this program and the Company recognized expense of $3 million in the first quarter of 2004. However, in the fourth quarter of 2004, the Company reversed the $8 million of expense recorded in the first three quarters of 2004 based on the Company’s assessment of the probability of achieving the financial performance measures established by Charter and required to be met for the performance shares to vest. In March 2005, Charter granted 2.5 million performance shares and 5.3 million options under the LTIP. The impact of such grants were de minimis to the Company’s results of operations for the three months ended March 31, 2005.

17. Related Party Transactions

The following sets forth certain transactions in which the Company and the directors, executive officers and affiliates of the Company are involved. Unless otherwise disclosed, management believes that each of the transactions described below was on terms no less favorable to the Company than could have been obtained from independent third parties.

CC VIII. As part of the acquisition of the cable systems owned by Bresnan Communications Company Limited Partnership in February 2000, CC VIII, CCH II’s indirect limited liability company subsidiary, issued, after adjustments, 24,273,943 Class A preferred membership units (collectively, the “CC VIII interest”) with a value and an initial capital account of approximately $630 million to certain sellers affiliated with AT&T Broadband, subsequently owned by Comcast Corporation (the “Comcast sellers”). While held by the Comcast sellers, the CC VIII interest was entitled to a 2% priority return on its initial capital account and such priority return was entitled to preferential distributions from available cash and upon liquidation of CC VIII. While held by the Comcast sellers, the CC VIII interest generally did not share in the profits and losses of CC VIII. Mr. Allen granted the Comcast sellers the right to sell to him the CC VIII interest for approximately $630 million plus 4.5% interest annually from February 2000 (the “Comcast put right”). In April 2002, the Comcast sellers exercised the Comcast put right in full, and this transaction was consummated on June 6, 2003. Accordingly, Mr. Allen has become the holder of the CC VIII interest, indirectly through an affiliate. Consequently, subject to the matters referenced in the next paragraph, Mr. Allen generally thereafter will be allocated his pro rata share (based on number of membership interests outstanding) of profits or losses of CC VIII. In the event of a liquidation of CC VIII, Mr. Allen would be entitled to a priority distribution with respect to the 2% priority return (which will continue to accrete). Any remaining distributions in liquidation would be distributed to CC V Holdings, LLC and Mr. Allen in proportion to CC V Holdings, LLC’s capital account and Mr. Allen’s capital account (which will equal the initial capital account of the Comcast sellers of approximately $630 million, increased or decreased by Mr. Allen’s pro rata share of CC VIII’s profits or losses (as computed for capital account purposes) after June 6, 2003). The limited liability company agreement of CC VIII does not provide for a mandatory redemption of the CC VIII interest.

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

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions)

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

TechTV, Inc. TechTV, Inc. (“TechTV”) operated a cable television network that offered programming mostly related to technology. Pursuant to an affiliation agreement that originated in 1998 and that terminates in 2008, TechTV has provided the Company with programming for distribution via Charter’s cable systems. The affiliation agreement provides, among other things, that TechTV must offer Charter certain terms and conditions that are no less favorable in the affiliation agreement than are given to any other distributor that serves the same number of or fewer TechTV viewing customers. Additionally, pursuant to the affiliation agreement, the Company was entitled to incentive payments for channel launches through December 31, 2003.

In March 2004, Charter Holdco entered into agreements with Vulcan Programming and TechTV, which provide for (i) Charter Holdco and TechTV to amend the affiliation agreement which, among other things, revises the description of the TechTV network content, provides for Charter Holdco to waive certain claims against TechTV relating to alleged breaches of the affiliation agreement and provides for TechTV to make payment of outstanding launch receivables due to Charter Holdco under the affiliation agreement, (ii) Vulcan Programming to pay approximately $10 million and purchase over a 24-month period, at fair market rates, $2 million of advertising time

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions)

across various cable networks on Charter cable systems in consideration of the agreements, obligations, releases and waivers under the agreements and in settlement of the aforementioned claims and (iii) TechTV to be a provider of content relating to technology and video gaming for Charter’s interactive television platforms through December 31, 2006 (exclusive for the first year). For each of the three months ended March 31, 2005 and 2004, the Company recognized approximately $0.3 million, of the Vulcan Programming payment as an offset to programming expense and paid approximately $0.5 million and $0.2 million, respectively, to Tech TV under the affiliation agreement.

The Company believes that Vulcan Programming, which is 100% owned by Mr. Allen, owned an approximate 98% equity interest in TechTV at the time Vulcan Programming sold TechTV to an unrelated third party in May 2004. Until September 2003, Mr. Savoy, a former Charter director, was the president and director of Vulcan Programming and was a director of TechTV. Mr. Wangberg, one of Charter’s directors, was the chairman, chief executive officer and a director of TechTV. Mr. Wangberg resigned as the chief executive officer of TechTV in July 2002. He remained a director of TechTV along with Mr. Allen until Vulcan Programming sold TechTV.

Digeo, Inc. In March 2001, a subsidiary of CCH II, Charter Communications Ventures, LLC (“Charter Ventures”), and Vulcan Ventures Incorporated formed DBroadband Holdings, LLC for the sole purpose of purchasing equity interests in Digeo, Inc. (“Digeo”), an entity controlled by Paul Allen. In connection with the execution of the broadband carriage agreement, DBroadband Holdings, LLC purchased an equity interest in Digeo funded by contributions from Vulcan Ventures Incorporated. The equity interest is subject to a priority return of capital to Vulcan Ventures up to the amount contributed by Vulcan Ventures on Charter Ventures’ behalf. After Vulcan Ventures recovers its amount contributed and any cumulative loss allocations, Charter Ventures has a 100% profit interest in DBroadband Holdings, LLC. Charter Ventures is not required to make any capital contributions, including capital calls, to Digeo. DBroadband Holdings, LLC is therefore not included in the Company’s consolidated financial statements. Pursuant to an amended version of this arrangement, in 2003, Vulcan Ventures contributed a total of $29 million to Digeo, $7 million of which was contributed on Charter Ventures’ behalf, subject to Vulcan Ventures’ aforementioned priority return. Since the formation of DBroadband Holdings, LLC, Vulcan Ventures has contributed approximately $56 million on Charter Ventures’ behalf.

On March 2, 2001, Charter Ventures entered into a broadband carriage agreement with Digeo Interactive, LLC (“Digeo Interactive”), a wholly owned subsidiary of Digeo. The carriage agreement provided that Digeo Interactive would provide to Charter a “portal” product, which would function as the television-based Internet portal (the initial point of entry to the Internet) for Charter’s customers who received Internet access from Charter. The agreement term was for 25 years and Charter agreed to use the Digeo portal exclusively for six years. Before the portal product was delivered to Charter, Digeo terminated development of the portal product.

On September 27, 2001, Charter and Digeo Interactive amended the broadband carriage agreement. According to the amendment, Digeo Interactive would provide to Charter the content for enhanced “Wink” interactive television services, known as Charter Interactive Channels (“i-channels”). In order to provide the i-channels, Digeo Interactive sublicensed certain Wink technologies to Charter. Charter is entitled to share in the revenues generated by the i-channels. Currently, the Company’s digital video customers who receive i-channels receive the service at no additional charge.

On September 28, 2002, Charter entered into a second amendment to its broadband carriage agreement with Digeo Interactive. This amendment superseded the amendment of September 27, 2001. It provided for the development by Digeo Interactive of future features to be included in the Basic i-TV service to be provided by Digeo and for Digeo’s development of an interactive “toolkit” to enable Charter to develop interactive local content. Furthermore, Charter could request that Digeo Interactive manage local content for a fee. The amendment provided for Charter to pay for development of the Basic i-TV service as well as license fees for customers who would receive the service, and for Charter and Digeo to split certain revenues earned from the service. The Company paid Digeo Interactive approximately $2 million and $0.7 million for customized development of the i-channels and the local content tool kit for the three months ended March 31, 2005 and 2004, respectively. This amendment expired pursuant to its terms on December 31, 2003. Digeo Interactive is continuing to provide the Basic i-TV service on a month-to-month basis.

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions)

On June 30, 2003, Charter Holdco entered into an agreement with Motorola, Inc. for the purchase of 100,000 digital video recorder (“DVR”) units. The software for these DVR units is being supplied by Digeo Interactive, LLC under a license agreement entered into in April 2004. Under the license agreement Digeo Interactive granted to Charter Holdco the right to use Digeo’s proprietary software for the number of DVR units that Charter deployed from a maximum of 10 headends through year-end 2004. This maximum number of headends was increased from 10 to 15 pursuant to a letter agreement executed on June 11, 2004 and the date for entering into license agreements for units deployed was extended to June 30, 2005. The number of headends was increased from 15 to 20 pursuant to a letter agreement dated August 4, 2004, from 20 to 30 pursuant to a letter agreement dated September 28, 2004 and from 30 to 50 headends by a letter agreement in February 2005. The license granted for each unit deployed under the agreement is valid for five years. In addition, Charter will pay certain other fees including a per-headend license fee and maintenance fees. Maximum license and maintenance fees during the term of the agreement are expected to be approximately $7 million. The agreement provides that Charter is entitled to receive contract terms, considered on the whole, and license fees, considered apart from other contract terms, no less favorable than those accorded to any other Digeo customer. The Company paid approximately $0.9 million in license and maintenance fees for the three months ended March 31, 2005.

In April 2004, the Company launched DVR service using units containing the Digeo software in Charter’s Rochester, Minnesota market using a broadband media center that is an integrated set-top terminal with a cable converter, DVR hard drive and connectivity to other consumer electronics devices (such as stereos, MP3 players, and digital cameras).

In May 2004, Charter Holdco entered into a binding term sheet with Digeo Interactive for the development, testing and purchase of 70,000 Digeo PowerKey DVR units. The term sheet provided that the parties would proceed in good faith to negotiate, prior to year-end 2004, definitive agreements for the development, testing and purchase of the DVR units and that the parties would enter into a license agreement for Digeo’s proprietary software on terms substantially similar to the terms of the license agreement described above. In November 2004, Charter Holdco and Digeo Interactive executed the license agreement and in December 2004, the parties executed the purchase agreement, each on terms substantially similar to the binding term sheet. Product development and testing are continuing. Total purchase price and license and maintenance fees during the term of the definitive agreements are expected to be approximately $41 million. The definitive agreements are terminable at no penalty to Charter in certain circumstances.

The Company believes that Vulcan Ventures, an entity controlled by Mr. Allen, owns an approximate 51% equity interest in Digeo, Inc., on a fully-converted basis. Mr. Allen is a director of Digeo, and Mr. Vogel was a director of Digeo in 2004. During 2004, Mr. Vogel held options to purchase 10,000 shares of Digeo common stock.

Oxygen Media LLC. Oxygen Media LLC (“Oxygen”) provides programming content aimed at the female audience for distribution over cable systems and satellite. On July 22, 2002, Charter Holdco entered into a carriage agreement with Oxygen, whereby the Company agreed to carry programming content from Oxygen. Under the carriage agreement, the Company currently makes Oxygen programming available to approximately 5 million of its video customers. The term of the carriage agreement was retroactive to February 1, 2000, the date of launch of Oxygen programming by the Company, and runs for a period of five years from that date. For the three months ended March 31, 2005 and 2004, the Company paid Oxygen approximately $3 million and $4 million, respectively, for programming content. In addition, Oxygen pays the Company marketing support fees for customers launched after the first year of the term of the carriage agreement up to a total of $4 million. The Company recorded approximately $0.1 million and $0.4 million related to these launch incentives as a reduction of programming expense for each of the three months ended March 31, 2005 and 2004, respectively.

Concurrently with the execution of the carriage agreement, Charter Holdco entered into an equity issuance agreement pursuant to which Oxygen’s parent company, Oxygen Media Corporation (“Oxygen Media”), granted a subsidiary of Charter Holdco a warrant to purchase 2.4 million shares of Oxygen Media common stock for an exercise price of $22.00 per share. In February 2005, this warrant expired unexercised. Charter Holdco was also to

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions)

receive unregistered shares of Oxygen Media common stock with a guaranteed fair market value on the date of issuance of $34 million, on or prior to February 2, 2005, with the exact date to be determined by Oxygen Media, but this commitment was later revised as discussed below.

The Company recognized the guaranteed value of the investment over the life of the carriage agreement as a reduction of programming expense. For the three months ended March 31, 2005 and 2004, the Company recorded approximately $1 million and $4 million, respectively, as a reduction of programming expense. The carrying value of the Company’s investment in Oxygen was approximately $33 million and $32 million as of March 31, 2005 and December 31, 2004, respectively.

In August 2004, Charter Holdco and Oxygen entered into agreements that amended and renewed the carriage agreement. The amendment to the carriage agreement (a) revises the number of the Company’s customers to which Oxygen programming must be carried and for which the Company must pay, (b) releases Charter Holdco from any claims related to the failure to achieve distribution benchmarks under the carriage agreement, (c) requires Oxygen to make payment on outstanding receivables for marketing support fees due to the Company under the carriage agreement; and (d) requires that Oxygen provide its programming content to the Company on economic terms no less favorable than Oxygen provides to any other cable or satellite operator having fewer subscribers than the Company. The renewal of the carriage agreement (a) extends the period that the Company will carry Oxygen programming to the Company’s customers through January 31, 2008, and (b) requires license fees to be paid based on customers receiving Oxygen programming, rather than for specific customer benchmarks.

In August 2004, Charter Holdco and Oxygen also amended the equity issuance agreement to provide for the issuance of 1 million shares of Oxygen Preferred Stock with a liquidation preference of $33.10 per share plus accrued dividends to Charter Holdco on February 1, 2005 in place of the $34 million of unregistered shares of Oxygen Media common stock. Oxygen Media delivered these shares in March 2005. The preferred stock is convertible into common stock after December 31, 2007 at a conversion ratio per share of preferred stock, the numerator of which is the liquidation preference and the denominator of which is the fair market value per share of Oxygen Media common stock on the conversion date.

As of March 31, 2005, through Vulcan Programming, Mr. Allen owned an approximate 31% interest in Oxygen assuming no exercises of outstanding warrants or conversion or exchange of convertible or exchangeable securities. Ms. Jo Allen Patton is a director and the President of Vulcan Programming. Mr. Lance Conn is a Vice President of Vulcan Programming. Marc Nathanson has an indirect beneficial interest of less than 1% in Oxygen.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

CCH II, LLC (“CCH II”) is a holding company whose principal assets as of March 31, 2005 are equity interests in its operating subsidiaries. CCH II is a wholly owned subsidiary of CCH I, LLC (“CCH I”). CCH I is a wholly owned subsidiary of Charter Communications Holdings, LLC (“Charter Holdings”), which is a subsidiary of Charter Communications Holding Company, LLC (“Charter Holdco”), which is a subsidiary of Charter Communications, Inc. (“Charter”). “We,” “us” and “our” refer to CCH II and its subsidiaries. Our “parent companies” are CCH I, Charter Holdings, Charter Holdco and Charter. We are a broadband communications company operating in the United States. We offer our customers traditional cable video programming (analog and digital video) as well as high-speed data services and in some areas advanced broadband services such as high definition television, video on demand, telephony and interactive television. We sell our cable video programming, high-speed data and advanced broadband services on a subscription basis.

The following table summarizes our customer statistics for analog and digital video, residential high-speed data and residential telephony as of March 31, 2005 and 2004:

	Approximate as of
	March 31,	March 31,
	2005 (a)	2004 (a)
Cable Video Services:
Analog Video:
Residential (non-bulk) analog video customers (b)	5,732,600	5,953,200
Multi-dwelling (bulk) and commercial unit customers (c)	252,200	238,800

Analog video customers (b)(c)	5,984,800	6,192,000

Digital Video:
Digital video customers (d)	2,694,600	2,657,400

Non-Video Cable Services:
Residential high-speed data customers (e)	1,978,400	1,653,000
Telephony customers (f)	55,300	26,300

(a)	“Customers” include all persons our corporate billing records show as receiving service (regardless of their payment status), except for complimentary accounts (such as our employees). Further, “customers” include persons receiving service under promotional programs that offered up to two months of service for free, some of whom had not requested to be disconnected, but had not become paying customers as of March 31, 2005. If such persons do not become paying customers, we do not believe this would have a material impact on our consolidated financial condition or consolidated results of operations. In addition, at March 31, 2005 and 2004, “customers” include approximately 43,100 and 53,100 persons whose accounts were over 60 days past due in payment, approximately 7,000 and 5,800 persons whose accounts were over 90 days past due in payment, and approximately 3,600 and 2,200 of which were over 120 days past due in payment, respectively.

(b)	“Residential (non-bulk) analog video customers” include all customers who receive video services, except for complimentary accounts (such as our employees).

(c)	Included within “video customers” are those in commercial and multi-dwelling structures, which are calculated on an equivalent bulk unit (“EBU”) basis. EBU is calculated for a system by dividing the bulk price charged to accounts in an area by the most prevalent price charged to non-bulk residential customers in that market for the comparable tier of service. The EBU method of estimating analog video customers is consistent with the methodology used in determining costs paid to programmers and has been consistently applied year over year. As we increase our effective analog prices to residential customers without a corresponding increase in the prices charged to commercial service or multi-dwelling customers, our EBU count will decline even if there is no real loss in commercial service or multi-dwelling customers.

(d)	“Digital video customers” include all households that have one or more digital set-top terminals. Included in “digital video customers” on March 31, 2005 and 2004 are approximately 10,000 and 12,000 customers, respectively, that receive digital video service directly through satellite transmission.

(e)	All of these customers also receive video service and are included in the video statistics above. However, the video statistics do not include approximately 229,400 and 142,700 of these customers at March 31, 2005 and 2004, respectively, who were residential high-speed data only customers.

(f)	“Telephony customers” include all households receiving telephone service.

Overview of Operations

We have a history of net losses. Further, we expect to continue to report net losses for the foreseeable future. Our net losses are principally attributable to insufficient revenue to cover the combination of operating costs and interest costs we incur, depreciation expenses that we incur resulting from the capital investments we have made and continue to make in our business, and amortization and impairment of our franchise intangibles. We expect that these expenses (other than amortization and asset impairment charges) will remain significant, and we therefore expect to continue to report net losses for the foreseeable future.

For the three months ended March 31, 2005 and 2004, our income from operations, which includes depreciation and amortization expense and asset impairment charges but excludes interest expense, was $51 million and $175 million, respectively. We had operating margins of 4% and 14% for the three months ended March 31, 2005 and 2004, respectively. The decrease in income from operations and operating margins from 2004 to 2005 was principally due to the one-time gain as a result of the sale of certain cable systems in Florida, Pennsylvania, Maryland, Delaware and West Virginia to Atlantic Broadband Finance, LLC of approximately $108 million, recognized in the three months ended March 31, 2004 and asset impairment charges of $31 million recognized in the three months ended March 31, 2005.

Historically, our ability to fund operations and investing activities has depended on our continued access to credit under our credit facilities. We expect we will continue to borrow under our credit facilities from time to time to fund cash needs. The occurrence of an event of default under our credit facilities could result in borrowings from these credit facilities being unavailable to us and could, in the event of a payment default or acceleration, also trigger events of default under the indentures governing our outstanding notes and would have a material adverse effect on us. Approximately $23 million of our debt matures during the remainder of 2005, which we expect to fund through borrowings under our revolving credit facility. See “— Liquidity and Capital Resources.”

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and the means by which we develop estimates therefor, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2004 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

The following table sets forth the percentages of revenues that items in the accompanying condensed consolidated statements of operations constituted for the periods presented (dollars in millions):

	Three Months Ended March 31,
	2005		2004
Revenues	$1,271	100%	$1,214	100%

Costs and expenses:
Operating (excluding depreciation and amortization)	559	44%	512	42%
Selling, general and administrative	237	19%	239	20%
Depreciation and amortization	381	30%	370	31%
Asset impairment charges	31	3%	—	—
(Gain) loss on sale of assets, net	4	—	(106)	(9)%
Option compensation expense, net	4	—	14	1%
Special charges, net	4	—	10	1%

	1,220	96%	1,039	86%

Income from operations	51	4%	175	14%

Interest expense, net	(198)		(163)
Gain (loss) on derivative instruments and hedging activities, net	27		(7)
Loss on extinguishment of debt	(5)		—
Other, net	1		(1)

	(175)		(171)

Income (loss) before minority interest and income taxes	(124)		4

Minority interest	(3)		(3)

Income (loss) before income taxes	(127)		1

Income tax expense	(6)		(1)

Net loss	$(133)		$—

Revenues. Revenues increased by $57 million, or 5%, from $1.2 billion for the three months ended March 31, 2004 to $1.3 billion for the three months ended March 31, 2005. This increase is principally the result of an increase of 325,400 and 37,200 high-speed data and digital video customers, respectively, as well as price increases for video and high-speed data services, and is offset partially by a decrease of 207,200 analog video customers. The cable system sales to Atlantic Broadband Finance, LLC, which closed in March and April 2004 (referred to herein as the “System Sales”) reduced the increase in revenues by $29 million. Our goal is to increase revenues by improving customer service which we believe will stabilize our analog video customer base, implementing price increases on certain services and packages and increasing the number of customers who purchase high-speed data services, digital video and advanced products and services such as voice-over-Internet protocol (“VOIP”) telephony, video on demand (“VOD”), high definition television and digital video recorder service.

Average monthly revenue per analog video customer increased to $70.75 for the three months ended March 31, 2005 from $65.31 for the three months ended March 31, 2004 primarily as a result of incremental revenues from advanced services and price increases. Average monthly revenue per analog video customer represents total annual revenue, divided by twelve, divided by the average number of analog video customers during the respective period.

Revenues by service offering were as follows (dollars in millions):

	Three Months Ended March 31,
	2005		2004		2005 over 2004
		% of		% of		%
	Revenues	Revenues	Revenues	Revenues	Change	Change
Video	$842	66%	$849	70%	$(7)	(1)%
High-speed data	215	17%	168	14%	47	28%
Advertising sales	64	5%	59	5%	5	8%
Commercial	65	5%	56	4%	9	16%
Other	85	7%	82	7%	3	4%

	$1,271	100%	$1,214	100%	$57	5%

Video revenues consist primarily of revenues from analog and digital video services provided to our non-commercial customers. Video revenues decreased by $7 million, or 1%, from $849 million for the three months ended March 31, 2004 to $842 million for the three months ended March 31, 2005. Approximately $21 million of the decrease was the result of the System Sales and approximately an additional $24 million related to a decline in analog video customers. The decreases were offset by increases of approximately $33 million resulting from price increases and incremental video revenues from existing customers and approximately $5 million resulting from an increase in digital video customers.

Revenues from high-speed data services provided to our non-commercial customers increased $47 million, or 28%, from $168 million for the three months ended March 31, 2004 to $215 million for the three months ended March 31, 2005. Approximately $35 million of the increase related to the increase in the average number of customers receiving high-speed data services, whereas approximately $15 million related to the increase in average price of the service. The increase in high-speed data revenues was reduced by approximately $3 million as a result of the Systems Sales.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales increased $5 million, or 8%, from $59 million for the three months ended March 31, 2004 to $64 million for the three months ended March 31, 2005, primarily as a result of an increase in new advertising sales customers and in advertising rates. The increase was offset by a decrease of $1 million as a result of the System Sales. For each of the three months ended March 31, 2005 and 2004, we received $3 million in advertising sales revenues from vendors.

Commercial revenues consist primarily of revenues from cable video and high-speed data services to our commercial customers. Commercial revenues increased $9 million, or 16%, from $56 million for the three months ended March 31, 2004 to $65 million for the three months ended March 31, 2005, primarily as a result of an increase in commercial high-speed data revenues. The increase was reduced by approximately $2 million as a result of the Systems Sales.

Other revenues consist of revenues from franchise fees, telephony revenue, equipment rental, customer installations, home shopping, dial-up Internet service, late payment fees, wire maintenance fees and other miscellaneous revenues. Other revenues increased $3 million, or 4%, from $82 million for the three months ended March 31, 2004 to $85 million for the three months ended March 31, 2005. The increase was primarily the result of an increase in installation revenue, telephony revenue and franchise fees and was partially offset by approximately $2 million as a result of the Systems Sales and decreases in home shopping revenue.

Operating Expenses. Operating expenses increased $47 million, or 9%, from $512 million for the three months ended March 31, 2004 to $559 million for the three months ended March 31, 2005. The increase in operating expenses was reduced by approximately $12 million as a result of the System Sales. Programming costs included in the accompanying condensed consolidated statements of operations were $358 million and $334 million, representing 29% and 32% of total costs and expenses for the three months ended March 31, 2005 and 2004, respectively. Key expense components as a percentage of revenues were as follows (dollars in millions):

	Three Months Ended March 31,
	2005		2004		2005 over 2004
		% of		% of		%
	Expenses	Revenues	Expenses	Revenues	Change	Change
Programming	$358	28%	$334	27%	$24	7%
Advertising sales	25	2%	23	2%	2	9%
Service	176	14%	155	13%	21	14%

	$559	44%	$512	42%	$47	9%

Programming costs consist primarily of costs paid to programmers for analog, premium, digital channels, VOD and pay-per-view programming. The increase in programming costs of $24 million, or 7%, for the three months ended March 31, 2005 over the three months ended March 31, 2004, was a result of price increases, particularly in sports programming, an increased number of channels carried on our systems, and an increase in digital video customers, partially offset by a decrease in analog video customers. Additionally, the increase in programming costs was reduced by $9 million as a result of the Systems Sales. Programming costs were offset by the amortization of payments received from programmers in support of launches of new channels of $9 million and $14 million for the three months ended March 31, 2005 and 2004, respectively.

Our cable programming costs have increased in every year we have operated in excess of U.S. inflation and cost-of-living increases, and we expect them to continue to increase because of a variety of factors, including inflationary or negotiated annual increases, additional programming being provided to customers and increased costs to purchase programming. In 2005, we expect programming costs to increase at a higher rate than in 2004. These costs will be determined in part on the outcome of programming negotiations in 2005 and will likely be subject to offsetting events or otherwise affected by factors similar to the ones mentioned in the preceding paragraph. Our increasing programming costs will result in declining operating margins for our video services to the extent we are unable to pass on cost increases to our customers. We expect to partially offset any resulting margin compression from our traditional video services with revenue from advanced video services, increased high-speed data revenues, advertising revenues and commercial service revenues.

Advertising sales expenses consist of costs related to traditional advertising services provided to advertising customers, including salaries, benefits and commissions. Advertising sales expenses increased $2 million, or 9%, primarily as a result of increased salary, benefit and commission costs. Service costs consist primarily of service personnel salaries and benefits, franchise fees, system utilities, Internet service provider fees, maintenance and pole rent expense. The increase in service costs of $21 million, or 14%, resulted primarily from increased labor costs to support our infrastructure, increased equipment maintenance and higher fuel prices. The increase in service costs was reduced by $3 million as a result of the System Sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $2 million, or 1%, from $239 million for the three months ended March 31, 2004 to $237 million for the three months ended March 31, 2005. Included in the decrease in selling, general and administrative expenses was $4 million as a result of the System Sales. Key components of expense as a percentage of revenues were as follows (dollars in millions):

	Three Months Ended March 31,
	2005		2004		2005 over 2004
		% of		% of
	Expenses	Revenues	Expenses	Revenues	Change	% Change
General and administrative	$202	16%	$208	17%	$(6)	(3)%
Marketing	35	3%	31	3%	4	13%

	$237	19%	$239	20%	$(2)	(1)%

General and administrative expenses consist primarily of salaries and benefits, rent expense, billing costs, call center costs, internal network costs, bad debt expense and property taxes. The decrease in general and administrative expenses of $6 million, or 3%, resulted primarily from the System Sales of $4 million, decreases in bad debt expense of $5 million, property taxes of $6 million and salaries and benefits of $4 million offset by increases in costs associated with our commercial business of $3 million and professional fees of $6 million.

Marketing expenses increased $4 million, or 13%, as a result of an increased investment in targeted marketing and branding campaigns.

Depreciation and Amortization. Depreciation and amortization expense increased by $11 million, or 3%, from $370 million for the three months ended March 31, 2004 to $381 million for the three months ended March 31, 2005. The increase in depreciation related to an increase in capital expenditures, which was offset by lower depreciation as the result of the Systems Sales.

Asset Impairment Charges. Asset impairment charges for the three months ended March 31, 2005 represent the write-down of assets related to two pending cable asset sales to fair value less costs to sell. See Note 3 to the condensed consolidated financial statements.

(Gain) Loss on Sale of Assets, Net. The loss on sale of assets of $4 million for the three months ended March 31, 2005 represents the loss recognized on the disposition of plant and equipment. Gain on sale of assets of $106 million for the three months ended March 31, 2004 primarily represents the pretax gain realized on the sale of cable systems to Atlantic Broadband Finance, LLC which closed in March 2004.

Option Compensation Expense, Net. Option compensation expense of $4 million for the three months ended March 31, 2005 primarily represents options expensed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. Option compensation expense of $14 million for the three months ended March 31, 2004 includes the expense of approximately $6 million related to a stock option exchange program, under which our employees were offered the right to exchange all stock options (vested and unvested) issued under the 1999 Charter Communications Option Plan and 2001 Stock Incentive Plan that had an exercise price over $10 per share for shares of restricted Charter Class A common stock or, in some instances, cash. The exchange offer closed in February 2004. Additionally, during the three months ended March 31, 2004, we recognized approximately $3 million related to the options granted under the Charter Long-Term Incentive Program and approximately $5 million related to options granted and expensed in accordance with SFAS No. 123.

Special Charges, Net. Special charges of $4 million for the three months ended March 31, 2005 represents $4 million of severance and related costs of our management realignment. Special charges of $10 million for the three months ended March 31, 2004 represents approximately $9 million of litigation costs related to the tentative settlement of the South Carolina national class action suit subject to final documentation and court approval and approximately $1 million of severance and related costs of our workforce reduction.

Interest Expense, Net. Net interest expense increased by $35 million, or 21%, from $163 million for the three months ended March 31, 2004 to $198 million for the three months ended March 31, 2005. The increase in net interest expense was a result of an increase in our average borrowing rate from 6.6% in the first quarter of 2004 to

7.8% in the first quarter of 2005 coupled with an increase of $509 million in average debt outstanding from $9.3 billion for the first quarter of 2004 compared to $9.8 billion for the first quarter of 2005.

Gain (Loss) on Derivative Instruments and Hedging Activities, Net. Net gain on derivative instruments and hedging activities increased $34 million from a loss of $7 million for the three months ended March 31, 2004 to a gain of $27 million for the three months ended March 31, 2005. The increase is primarily the result of an increase in gains on interest rate agreements that do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which increased from a loss of $6 million for the three months ended March 31, 2004 to a gain of $26 million for the three months ended March 31, 2005.

Loss on Extinguishment of Debt. Loss on extinguishment of debt of $5 million for the three months ended March 31, 2005 represents losses related to the redemption of our subsidiary’s, CC V Holdings, LLC, 11.875% notes due 2008. See Note 6 to the condensed consolidated financial statements.

Other, Net. Net other income of $1 million and net other expense of $1 million for the three months ended March 31, 2005 and 2004, respectively, primarily represents gains and losses on equity investments.

Minority Interest. Minority interest represents the 2% accretion of the preferred membership interests in our indirect subsidiary, CC VIII, LLC (“CC VIII”), and in the first quarter of 2004, the pro rata share of the profits and losses of CC VIII, LLC. Effective January 1, 2005, the Company ceased recognizing minority interest in earnings or losses of CC VIII for financial reporting purposes until the dispute between the Company and Mr. Allen regarding the preferred membership interests in CC VIII is resolved. See Note 7 to the condensed consolidated financial statements.

Income Tax Expense. Income tax expense of $6 million and $1 million was recognized for the three months ended March 31, 2005 and 2004, respectively. Income tax expense represents increases in the deferred tax liabilities and current federal and state income tax expenses of certain of our indirect corporate subsidiaries.

Net Loss. Net loss increased by $133 million, from $0 for the three months ended March 31, 2004 to $133 million for the three months ended March 31, 2005 as a result of the factors described above.

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Overview

Our business requires significant cash to fund debt service costs, capital expenditures and ongoing operations. We have historically funded our debt service costs, operating activities and capital requirements through cash flows from operating activities, borrowings under our credit facilities, equity contributions from our parent companies, borrowings from our parent companies, sales of assets, issuances of debt securities and cash on hand. However, the mix of funding sources changes from period to period. For the three months ended March 31, 2005, we generated $187 million of net cash flows from operating activities after paying cash interest of $188 million. In addition, we used approximately $211 million for purchases of property, plant and equipment. Finally, we had net cash flows used in financing activities of $517 million, which included, among other things, approximately $628 million in repayment of borrowings under the Charter Communications Operating, LLC (“Charter Operating”) revolving credit facility through a series of transactions in February 2005. This repayment was the primary reason cash on hand decreased by $520 million to $26 million at March 31, 2005. We expect that our mix of sources of funds will continue to change in the future based on overall needs relative to our cash flow and on the availability of funds under our credit facilities, our access to the debt markets, the timing of possible asset sales and our ability to generate cash flows from operating activities. We do not presently consider future asset sales as a significant source of liquidity. However, we continue to explore asset dispositions as one of several possible actions that we could take in the future to improve our liquidity.

We expect that cash on hand, cash flows from operating activities and the amounts available under our credit facilities will be adequate to meet our and our parent companies’ cash needs in 2005. Cash flows from operating activities and amounts available under our credit facilities may not be sufficient to permit us to fund our operations and satisfy our and our parent companies’ principal repayment obligations that come due in 2006 and, we believe, such amounts will not be sufficient to fund our operations and satisfy such repayment obligations thereafter.

It is likely that we and our parent companies will require additional funding to repay debt maturing after 2006. We have been advised that Charter is working with its financial advisors to address such funding requirements. However, there can be no assurance that such funding will be available to us. Although Mr. Allen and his affiliates have purchased equity from Charter and Charter Holdco in the past, Mr. Allen and his affiliates are not obligated to purchase equity from, contribute to us or our parent companies in the future.

Credit Facilities and Covenants

Our ability to operate depends upon, among other things, our continued access to capital, including credit under the Charter Operating credit facilities. These credit facilities, along with our indentures, contain certain restrictive covenants, some of which require us to maintain specified financial ratios and meet financial tests and to provide audited financial statements with an unqualified opinion from our independent auditors. As of March 31, 2005, we were in compliance with the covenants under our indentures and credit facilities and we expect to remain in compliance with those covenants for the next twelve months. As of March 31, 2005, we had borrowing availability under our credit facilities of $1.2 billion, none of which was restricted due to covenants. Continued access to our credit facilities is subject to our remaining in compliance with the covenants of these credit facilities, including covenants tied to our operating performance. If our operating performance results in non-compliance with these covenants, or if any of certain other events of non-compliance under these credit facilities or indentures governing our debt occurs, funding under the credit facilities may not be available and defaults on some or potentially all of our debt obligations could occur. An event of default under the covenants governing any of our debt instruments could result in the acceleration of our payment obligations under that debt and, under certain circumstances, in cross-defaults under our other debt obligations, which could have a material adverse effect on our consolidated financial condition and results of operations.

The Charter Operating credit facilities required us to redeem the CC V Holdings, LLC notes as a result of the Charter Holdings leverage ratio becoming less than 8.75 to 1.0. In satisfaction of this requirement, in March 2005, CC V Holdings, LLC redeemed all of its outstanding notes, at 103.958% of principal amount, plus accrued and unpaid interest to the date of redemption. The total cost of the redemption including accrued and unpaid interest was approximately $122 million and was funded with borrowings under the Charter Operating credit facilities.

Parent Company Debt Obligations

Any financial or liquidity problems of our parent companies could cause serious disruption to our business and have a material adverse effect on our business and results of operations. A failure by Charter Holdings to satisfy its debt payment obligations or a bankruptcy filing with respect to Charter Holdings would give the lenders under the Charter Operating credit facilities the right to accelerate the payment obligations under these facilities. Any such acceleration would be a default under the indenture governing our notes. As of March 31, 2005, Charter had approximately $985 million principal amount of senior convertible notes outstanding with approximately $122 million and $863 million maturing in 2006 and 2009, respectively. During the three months ended March 31, 2005, we distributed $106 million to Charter Holdings of which $60 million was subsequently distributed to Charter Holdco. As of March 31, 2005, Charter Holdco was owed $161 million in intercompany loans from its subsidiaries, which amount was available to pay interest and principal on Charter’s convertible senior notes. In addition, Charter has $145 million of governmental securities pledged as security for the first six interest payments on Charter’s 5.875% convertible senior notes.

As of March 31, 2005, Charter Holdings had approximately $8.6 billion accreted amount of high-yield notes outstanding with approximately $167 million, $3.4 billion and $5.0 billion maturing in 2007, 2009 and thereafter, respectively. Charter and Charter Holdings will need to raise additional capital or receive distributions or payments from us in order to satisfy their debt obligations. However, because of their significant indebtedness, the ability of the parent companies to raise additional capital at reasonable rates is uncertain. Distributions by Charter’s subsidiaries to a parent company (including Charter, Charter Holdco and Charter Holdings) for payment of principal on the parent company debt obligations, however, are restricted by the indentures governing the Charter Holdings notes, CCH II notes, CCO Holdings notes, and Charter Operating notes, unless under their respective indentures there is no default and a specified leverage ratio test is met at the time of such event.

Charter was required to register for resale by April 21, 2005 its 5.875% convertible senior notes due 2009, issued in November 2004. Since these convertible notes were not registered by that date, Charter is incurring liquidated damages, at a rate from 0.25% per annum of the accreted principal amount of the convertible notes. The rate will increase to 0.50% from and after July 20, 2005 if the notes have not been registered by that date. The liquidated damages will be payable by Charter in cash so long as the convertible notes remain unregistered, but not to exceed a maximum period of two years from the original issuance date. In addition, Charter was required to register by April 1, 2005 150 million shares of its Class A common stock that Charter expects to lend to Citigroup Global Markets Limited pursuant to a share lending agreement. Because this registration statement was not declared effective by such date, Charter is incurring liquidated damages from April 2, 2005 until the effective date of the registration statement. These liquidated damages can be paid in cash or additional principal on a monthly basis. These liquidated damages accrue as incurred at a rate of 0.25% per month of the accreted principal amount of the convertible notes for the first 60 days of the default and 0.50% per month of the accreted principal amount of the convertible notes thereafter (or 0.375% and 0.75% per month respectively, if in lieu of paying such liquidated damages in cash, Charter elects to pay such damages by adding to the outstanding principal amount of the notes). In April 2005, the first liquidated damage payment was made in cash. Such amounts will accrue so long as the convertible notes remain unregistered, but not to exceed a maximum period of two years from the original issuance date.

Specific Limitations at Charter Holdings

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on the convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under Charter Holdings’ indentures and other specified tests are met. For the quarter ended March 31, 2005, there was no default under Charter Holdings’ indentures and other specified tests were met. However, Charter Holdings did not meet the leverage ratio of 8.75 to 1.0 based on March 31, 2005 financial results. As a result, distributions from Charter Holdings to Charter or Charter Holdco are currently restricted and will continue to be restricted until that test is met. During this restriction period, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments in Charter Holdco or Charter, up to an amount determined by a formula, as long as there is no default under the indentures.

In the past, our parent companies have accessed the equity and high-yield debt markets as a source of capital to fund their subsidiaries’ operations. We believe that our parent companies’ continued access to the debt markets will depend on market conditions in light of, among other things, their significant levels of debt, their debt ratings, general economic conditions, and the business condition of the cable, telecommunications and technology industry. If they are unable to raise the required capital on reasonable terms, our parent companies could elect to cause us to distribute or otherwise pay to them (to the extent available and permitted by the indentures governing our notes) the necessary funds to pay principal and interest amounts due on Charter’s or Charter Holdings’ debt, which could negatively impact our liquidity. If, at any time, additional capital or borrowing capacity is required beyond amounts internally generated or available under our credit facilities or through additional debt or equity financings, we would consider:

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

Sale of Assets

In March 2004, we closed the sale of certain cable systems in Florida, Pennsylvania, Maryland, Delaware and West Virginia to Atlantic Broadband Finance, LLC. We closed the sale of an additional cable system in New York to Atlantic Broadband Finance, LLC in April 2004. Subject to post-closing contractual adjustments, the total net proceeds from the sale of all of these systems were approximately $733 million. The proceeds were used to repay a portion of our revolving credit facilities.

Long-Term Debt

As of March 31, 2005 and December 31, 2004, long-term debt totaled approximately $9.6 billion and $9.9 billion, respectively. This debt was comprised of approximately $5.1 billion and $5.5 billion of credit facility debt and $4.5 billion and $4.4 billion accreted value of high-yield notes, respectively. As of March 31, 2005 and December 31, 2004, the weighted average interest rate on the credit facility debt was approximately 7.0% and 6.8%, respectively, and the weighted average interest rate on the high-yield notes was approximately 8.9% and 8.9%, respectively, resulting in a blended weighted average interest rate of 7.9% and 7.8%, respectively. The interest rate on approximately 65% and 66% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate hedge agreements as of March 31, 2005 and December 31, 2004, respectively.

Issuance of Charter Operating Notes in Exchange for Charter Holdings Notes

In March 2005, Charter Operating, consummated exchange transactions with a small number of institutional holders of Charter Holdings 8.25% Senior Notes due 2007 pursuant to which Charter Operating issued, in a private placement, approximately $271 million principal amount of its 8.375% Senior Second Lien Notes due 2014 in exchange for approximately $284 million of the Charter Holdings 8.25% Senior Notes due 2007. The Charter Holdings notes received in the exchange were thereafter distributed to Charter Holdings and cancelled.

CC V Holdings, LLC Notes

In March 2005, CC V Holdings, LLC redeemed all of its 11.875% notes due 2008, at 103.958% of principal amount, plus accrued and unpaid interest to the date of redemption. The total cost of redemption was approximately $122 million and was funded through borrowings under our credit facilities. Following such redemption, CC V Holdings, LLC and its subsidiaries (other than non-guarantor subsidiaries) guaranteed the Charter Operating credit facilities and granted a lien on all of their assets as to which a lien can be perfected under the Uniform Commercial Code by the filing of a financing statement.

Historical Operating, Financing and Investing Activities

We held $26 million in cash and cash equivalents as of March 31, 2005 compared to $546 million as of December 31, 2004. The decrease in cash and cash equivalents reflects the repayment of approximately $628 million of borrowings under our revolving credit facilities through a series of transactions in February 2005.

Operating Activities. Net cash provided by operating activities increased $72 million, or 63%, from $115 million for the three months ended March 31, 2004 to $187 million for the three months ended March 31, 2005. For the three months ended March 31, 2005, net cash provided by operating activities increased primarily as a result of changes in operating assets and liabilities that used $85 million less cash during the three months ended March 31, 2005 than the corresponding period in 2004 offset by an increase in cash interest expense of $29 million over the corresponding prior period.

Investing Activities. Net cash used by investing activities for the three months ended March 31, 2005 was $190 million and net cash provided by investing activities for the three months ended March 31, 2004 was $531 million. Investing activities used $721 million more cash during the three months ended March 31, 2005 than the corresponding period in 2004 primarily as a result of proceeds from the sale of certain cable systems to Atlantic Broadband Finance, LLC in 2004 offset by increased cash used for capital expenditures in 2005.

Financing Activities. Net cash used in financing activities decreased $142 million from $659 million for the three months ended March 31, 2004 to $517 million for the three months ended March 31, 2005. The decrease in cash used during the three months ended March 31, 2005 as compared to the corresponding period in 2004, was primarily the result of an increase in borrowings from related parties.

Capital Expenditures

We have significant ongoing capital expenditure requirements. Capital expenditures were $211 million and $187 million for the three months ended March 31, 2005 and 2004, respectively. In addition, Charter Holdco transferred $139 million of property, plant and equipment to us. Capital expenditures increased as a result of increased spending on support capital related to our investment in service improvements and scalable infrastructure related to telephony services and digital simulcast offset by a decrease in the purchase of customer premise equipment. See the table below for more details.

Upgrading our cable systems has enabled us to offer digital television, high-speed data services, VOD, interactive services, additional channels and tiers, and expanded pay-per-view options to a larger customer base. Our capital expenditures are funded primarily from cash flows from operating activities, the issuance of debt and borrowings under credit facilities. In addition, during the three months ended March 31, 2005 and 2004, our liabilities related to capital expenditures increased $16 million and decreased $7 million, respectively.

During 2005, we expect capital expenditures to be approximately $1 billion. The increase in capital expenditures for 2005 compared to 2004 is the result of expected increases in telephony services and deployment of advanced digital boxes. We expect that the nature of these expenditures will continue to be composed primarily of purchases of customer premise equipment and for scalable infrastructure costs. We expect to fund capital expenditures for 2005 primarily from cash flows from operating activities and borrowings under our credit facilities.

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

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the three months ended March 31, 2005 and 2004 (dollars in millions):

	Three Months Ended March 31,
	2005	2004
Customer premise equipment (a)	$86	$112
Scalable infrastructure (b)	42	19
Line extensions (c)	29	25
Upgrade/Rebuild (d)	10	12
Support capital (e)	44	19

Total capital expenditures (f)	$211	$187

(a)	Customer premise equipment includes costs incurred at the customer residence to secure new customers, revenue units and additional bandwidth revenues. It also includes customer installation costs in accordance with SFAS 51 and customer premise equipment (e.g., set-top terminals and cable modems, etc.).

(b)	Scalable infrastructure includes costs, not related to customer premise equipment or our network, to secure growth of new customers, revenue units and additional bandwidth revenues or provide service enhancements (e.g., headend equipment).

(c)	Line extensions include network costs associated with entering new service areas (e.g., fiber/coaxial cable, amplifiers, electronic equipment, make-ready and design engineering).

(d)	Upgrade/rebuild includes costs to modify or replace existing fiber/coaxial cable networks, including betterments.

(e)	Support capital includes costs associated with the replacement or enhancement of non-network assets due to technological and physical obsolescence (e.g., non-network equipment, land, buildings and vehicles).

(f)	Represents all capital expenditures made during the three months ended March 31, 2005 and 2004, respectively.

Certain Trends and Uncertainties

The following discussion highlights a number of trends and uncertainties, in addition to those discussed elsewhere in this quarterly report and in the “Critical Accounting Policies and Estimates” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2004 Annual Report on Form 10-K, that could materially impact our business, results of operations and financial condition.

Restrictive Covenants. Our credit facilities and the indentures governing our other debt contain a number of significant covenants that could adversely impact our ability to operate our business, and therefore could adversely affect our results of operations. These covenants restrict our and our subsidiaries’ ability to:

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

The breach of any covenants or obligations in the foregoing indentures or credit facilities, not otherwise waived or amended, could result in a default under the applicable debt agreement or instrument and could trigger acceleration of the related debt, which in turn could trigger defaults under other agreements governing our long-term indebtedness. In addition, the secured lenders under the Charter Operating credit facilities and the Charter Operating senior second-lien notes could foreclose on their collateral, which includes equity interests in our subsidiaries, and exercise other rights of secured creditors. Any default under those credit facilities, the indentures governing our notes or our subsidiaries’ debt could adversely affect our growth, our financial condition and our results of operations and our ability to make payments on our notes and the credit facilities and other debt of our subsidiaries. For more information, see the section above entitled “— Liquidity and Capital Resources.”

Parent Companies’ Liquidity Concerns. Our parent companies have a significant amount of debt and may incur additional debt in the future. At March 31, 2005, Charter had approximately $122 million and $863 million aggregate principal amount of convertible senior notes outstanding, which mature in 2006 and 2009, respectively, and Charter Holdings had approximately $8.6 billion aggregate principal amount of senior notes and senior discount notes, some of which mature in 2007 and the remainder of which mature in 2009 through 2012.

Charter and Charter Holdings will need to raise additional capital or receive distributions or payments from us in order to satisfy their debt obligations. Distributions by Charter’s subsidiaries to a parent company (including Charter, Charter Holdco and Charter Holdings) for payment of principal on parent company debt obligations, however, are restricted by the indentures governing the Charter Holdings notes, CCH II notes, CCO Holdings notes, and Charter Operating notes, unless under their respective indentures there is no default and a specified leverage ratio test is met at the time of such event. During the three months ended March 31, 2005, we distributed $106 million to Charter Holdings of which $60 million was subsequently distributed to Charter Holdco. As of March 31, 2005, Charter Holdco was owed $161 million in intercompany loans from its subsidiaries, which were available to pay interest and principal on Charter’s convertible senior notes. In addition, Charter has $145 million of governmental securities pledged as security for the first six interest payments on Charter’s 5.875% convertible senior notes. CCH II, CCO Holdings and Charter Operating meet the applicable leverage ratio test under each of their respective indentures, and as a result are not prohibited from making any such distributions to their respective direct parents.

Charter was required to register for resale by April 21, 2005 its 5.875% convertible senior notes due 2009, issued in November 2004. Since these convertible notes were not registered by that date, Charter is incurring liquidated damages, at a rate from 0.25% per annum of the accreted principal amount of the convertible notes. The rate will increase to 0.50% from and after July 20, 2005 if the notes have not been registered by that date. The liquidated damages will be payable by Charter in cash so long as the convertible notes remain unregistered, but not to exceed a maximum period of two years from the original issuance date. In addition, Charter was required to register by April 1, 2005 150 million shares of its Class A common stock that Charter expects to lend to Citigroup Global Markets Limited pursuant to a share lending agreement. Because this registration statement was not declared effective by such date, Charter is incurring liquidated damages from April 2, 2005 until the effective date of the registration statement. These liquidated damages can be paid in cash or additional principal on a monthly basis. These liquidated damages accrue as incurred at a rate of 0.25% per month of the accreted principal amount of the convertible notes for the first 60 days of the default and 0.50% per month of the accreted principal amount of the convertible notes thereafter (or 0.375% and 0.75% per month respectively, if in lieu of paying such liquidated damages in cash, Charter elects to pay such damages by adding to the outstanding principal amount of the notes). In April 2005, the first liquidated damage payment was made in cash. Such amounts will accrue so long as the convertible notes remain unregistered, but not to exceed a maximum period of two years from the original issuance date.

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on the convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under Charter Holdings’ indentures and other specified tests are met. For the quarter ended March 31, 2005, there was no default under Charter Holdings’ indentures and other specified tests were met. However, Charter Holdings did not meet the leverage ratio of 8.75 to 1.0 based on March 31, 2005 financial results. As a result, distributions from Charter Holdings to Charter or Charter Holdco are currently restricted and will continue to be restricted until that test is met. During this restriction period, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments in Charter Holdco or Charter, up to an amount determined by a formula, as long as there is no default under the indentures.

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

CCH II’s Notes are Structurally Subordinated to all Liabilities of its Subsidiaries. The borrowers and guarantors under the Charter Operating credit facilities and senior second-lien notes are CCH II’s indirect subsidiaries. A number of CCH II’s subsidiaries are also obligors under other debt instruments, including CCO Holdings and Charter Operating, which are each a co-issuer of senior notes and/or senior discount notes. As of March 31, 2005, our total debt was approximately $9.6 billion, of which $8.0 billion was structurally senior to the CCH II notes. In a liquidation, the lenders under our credit facilities and the holders of the other debt instruments and all other creditors of CCH II’s subsidiaries would have the right to be paid before holders of CCH II’s notes.

The Charter Operating credit facilities and the indentures governing the senior notes, senior discount notes and senior second-lien notes issued by subsidiaries of CCH II contain restrictive covenants that limit the ability of such subsidiaries to make distributions or other payments to CCH II to enable CCH II to make payments on its notes. In addition, if CCH II caused a subsidiary to make a distribution to enable it to make payments on its notes, and such transfer were deemed a fraudulent transfer or an unlawful distribution, the holders of CCH II’s notes could be required to return the payment to (or for the benefit of) the creditors of its subsidiaries. In the event of the bankruptcy, liquidation or dissolution of a subsidiary, following payment by such subsidiary of its liabilities, such subsidiary may not have sufficient assets remaining to make any payments to CCH II as an equity holder or otherwise and may be restricted by bankruptcy and insolvency laws from making any such payments. The foregoing contractual and legal restrictions could limit CCH II’s ability to make payments of principal and/or interest to the holders of its notes.

Securities Litigation and Government Investigations. A number of putative federal class action lawsuits were filed against Charter and certain of its former and present officers and directors alleging violations of securities laws, which have been consolidated for pretrial purposes. In addition, a number of shareholder derivative lawsuits have been filed against Charter in the same and other jurisdictions. A shareholders derivative suit was filed in the U.S. District Court for the Eastern District of Missouri against Charter and its then current directors. Also, three shareholders derivative suits were filed in Missouri state court against Charter, its then current directors and its former independent auditor. These state court actions have been consolidated. The federal shareholders derivative suit and the consolidated derivative suit each alleged that the defendants breached their fiduciary duties.

Charter recently entered into Stipulations of Settlement setting forth proposed terms of settlement for the above-described class actions and derivative suits. The settlement of each of the lawsuits remains conditioned upon, among other things, final judicial approval of the settlements following notice to the class, and dismissal with prejudice of the consolidated derivative actions now pending in Missouri state court, which are related to the Federal Derivative Action. Additionally, a portion of the settlement is to be paid in shares of Charter’s Class A common stock with a value of $45 million (including shares issuable to insurance carriers) and warrants to purchase Charter’s Class A common stock valued at $40 million, with such values in each case determined by formulas set forth in the Stipulations of Settlement. If the price of Charter’s common stock declines, additional shares will be required in order to fulfill this commitment. Charter has the right but not the obligation to terminate the settlements if the value of its common stock (under the above-described formula) is less than $2.25. On May 9, 2005, the last reported sale price of Charter’s Class A common stock on the Nasdaq National Market was $1.16 per share. The hearing to consider final approval of the settlement is scheduled for May 23, 2005. See “Part II, Item 1. Legal Proceedings.”

In August 2002, Charter became aware of a grand jury investigation being conducted by the U.S. Attorney’s Office for the Eastern District of Missouri into certain of its accounting and reporting practices focusing on how it reported customer numbers, and its reporting of amounts received from digital set-top terminal suppliers for advertising. The U.S. Attorney’s Office has publicly stated that Charter is not a target of the investigation. Charter was also advised by the U.S. Attorney’s Office that no current officer or member of its board of directors is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated customer account numbers. Each of the indicted former officers pled guilty to single conspiracy counts related to the original mail and wire fraud charges and were sentenced on April 22, 2005. Charter has advised us that it fully cooperated with the investigation, and following the sentencings, the U.S. Attorney’s Office for the Eastern District of Missouri announced that its investigation was concluded and that no further indictments would issue.

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

Moreover, due to the inherent uncertainties of litigation, and due to the remaining conditions to the finalization of our anticipated settlements, Charter cannot predict with certainty the ultimate outcome of these proceedings. An unfavorable outcome in the lawsuits described above could result in substantial potential liabilities and have a material adverse effect on our consolidated financial condition and results of operations or our liquidity. Further, these proceedings, and our actions in response to these proceedings, could result in substantial additional defense costs and the diversion of management’s attention, and could adversely affect our ability to execute our business and financial strategies.

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

Our principal competitor for video services throughout our territory is direct broadcast satellite television services, also known as DBS. Competition from DBS, including intensive marketing efforts, aggressive pricing, and the ability of DBS to provide certain services that we are in the process of developing, has had an adverse impact on our ability to retain customers. DBS has grown rapidly over the last several years and continues to do so. The cable industry, including Charter, has lost a significant number of subscribers to DBS competition, and we face serious challenges in this area in the future. We believe that competition from DBS service providers may present greater challenges in areas of lower population density, and that our systems service a higher concentration of such areas than those of other major cable service providers.

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

With respect to our Internet access services, we face competition, including intensive marketing efforts and aggressive pricing, from telephone companies and other providers of “dial-up” and digital subscriber line technology, also known as DSL. DSL service is competitive with highspeed data service over cable systems. Telephone companies (which already have telephone lines into the household, an existing customer base and other operational functions in place) and other companies offer DSL service. In addition, DBS providers have entered into joint marketing arrangements with Internet access providers to offer bundled video and Internet service, which competes with our ability to provide bundled services to our customers.

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

Long-Term Indebtedness — Change of Control Payments. We and our parent companies may not have the ability to raise the funds necessary to fulfill our obligations under our and our parent companies’ senior and senior discount notes and our credit facilities following a change of control. Under the indentures governing our parent companies’ notes, upon the occurrence of specified change of control events, including certain specified dispositions of Charter’s stock by Mr. Allen, each such issuer is required to offer to repurchase all of its outstanding notes. However, our parent companies may not have sufficient funds at the time of the change of control event to make the required repurchase of the applicable notes and all of the notes issuers are limited in their ability to make distributions or other payments to their respective parent companies to fund any required repurchase. In addition, a change of control under our credit facilities and indentures governing their and our notes would require the repayment of borrowings under those credit facilities and indentures. Because such credit facilities and notes are obligations of CCH II’s subsidiaries, the credit facilities and the notes would have to be repaid by CCH II’s subsidiaries before their assets could be available to CCH II or its parent companies to repurchase CCH II’s and its parent companies’ notes. Any failure to make or complete a change of control offer would place the applicable issuer or borrower in default under its notes. The failure of CCH II’s subsidiaries to make a change of control offer or repay the amounts outstanding under their credit facilities would place them in default under these agreements and could result in a default under the indentures governing the CCH II and its parent companies’ notes. See “— Certain Trends and Uncertainties — Liquidity.”

Variable Interest Rates. At March 31, 2005, excluding the effects of hedging, approximately 59% of our debt bears interest at variable rates that are linked to short-term interest rates. In addition, a significant portion of our existing debt, assumed debt or debt we might arrange in the future will bear interest at variable rates. If interest rates rise, our costs relative to those obligations will also rise. As of March 31, 2005 and December 31, 2004, the weighted average interest rate on the credit facility debt was approximately 7.0% and 6.8%, respectively, and the weighted average interest rate on the high-yield notes was approximately 8.9% and 8.9%, respectively, resulting in a blended weighted average interest rate of 7.9% and 7.8%, respectively. The interest rate on approximately 65% and 66% of the total principal amount of our debt was effectively fixed, including the effects of our interest rate hedge agreements as of March 31, 2005 and December 31, 2004, respectively.

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

Increasing Programming Costs. Programming has been, and is expected to continue to be, our largest operating expense item. In recent years, the cable industry has experienced a rapid escalation in the cost of programming, particularly sports programming. We expect programming costs to continue to increase because of a variety of factors, including inflationary or negotiated annual increases, additional programming being provided to customers and increased costs to purchase programming. The inability to fully pass these programming cost increases on to our customers would have an adverse impact on our cash flow and operating margins. As measured by programming costs, and excluding premium services (substantially all of which were renegotiated and renewed in 2003), as of March 31, 2005 approximately 10% of our current programming contracts were expired, and approximately another 34% are scheduled to expire at or before the end of 2005. There can be no assurance that these agreements will be renewed on favorable or comparable terms. To the extent that we are unable to reach agreement with certain programmers on terms that we believe are reasonable we may be forced to remove such programming channels from our line-up, which could result in a further loss of customers.

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

In addition, the securities market in general, and the market for cable television securities in particular, have experienced significant price fluctuations. Volatility in the market price for companies may often be unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our notes, regardless of our operating performance. In the past, securities litigation has often commenced following periods of volatility in the market price of a company’s securities, and several purported class action lawsuits were filed against Charter in 2001 and 2002, following a decline in its stock price.

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

Cable operators also face significant regulation of their channel carriage. They currently can be required to devote substantial capacity to the carriage of programming that they would not carry voluntarily, including certain local broadcast signals, local public, educational and government access programming, and unaffiliated commercial leased access programming. This carriage burden could increase in the future, particularly if cable systems were required to carry both the analog and digital versions of local broadcast signals (dual carriage) or to carry multiple program streams included with a single digital broadcast transmission (multicast carriage). Additional government mandated broadcast carriage obligations could disrupt existing programming commitments, interfere with our preferred use of limited channel capacity and limit our ability to offer services that would maximize customer appeal and revenue potential. Although the FCC issued a decision on February 10, 2005, confirming an earlier ruling against mandating either dual carriage or multicast carriage, that decision has been appealed. In addition, Congress could legislate additional carriage obligations.

There is also uncertainty whether local franchising authorities, state regulators, the FCC, or the U.S. Congress will impose obligations on cable operators to provide unaffiliated Internet service providers with regulated access to cable plant. If they were to do so, and the obligations were found to be lawful, it could complicate our operations in general, and our Internet operations in particular, from a technical and marketing standpoint. These open access obligations could adversely impact our profitability and discourage system upgrades and the introduction of new products and services. The United States Court of Appeals for the Ninth Circuit last year vacated in part an FCC ruling defining cable modem service as an “information service” and remanded for further proceedings. The Ninth Circuit held that cable modem service is not “cable service” but is part “telecommunications service” and part “information service.” The decision has been appealed to the United States Supreme Court. However, if it is not reversed, the decision may lead to our having to contribute additional funds to the federal government’s universal service fund, to comply with open access requirements, and to subject our high-speed data operations generally to other common carrier regulations. As we offer other advanced services over our cable system, we are likely to face additional calls for regulation of our capacity and operation. These regulations, if adopted, could adversely affect our operations.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this quarterly report. The evaluation was based in part upon reports and affidavits provided by a number of executives. Based upon, and as of the date of that evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the above evaluation, our management believes that its controls provide such reasonable assurances.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

Securities Class Actions and Derivative Suits

Fourteen putative federal class action lawsuits (the “Federal Class Actions”) were filed against Charter and certain of its former and present officers and directors in various jurisdictions allegedly on behalf of all purchasers of Charter’s securities during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages were sought by the plaintiffs. In general, the lawsuits alleged that Charter utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter’s operations and prospects. The Federal Class Actions were specifically and individually identified in public filings made by Charter prior to the date of this quarterly report.

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

As noted above, Charter and the individual defendants entered into a Memorandum of Understanding on August 5, 2004 setting forth agreements in principle regarding settlement of the Consolidated Federal Class Action, the State Derivative Action(s) and the Federal Derivative Action (the “Actions”). Charter and various other defendants in those actions subsequently entered into Stipulations of Settlement dated as of January 24, 2005, setting forth a settlement of the Actions in a manner consistent with the terms of the Memorandum of Understanding. The Stipulations of Settlement, along with various supporting documentation, were filed with the Court on February 2, 2005. The Stipulations of Settlement provide that, in exchange for a release of all claims by plaintiffs against Charter and its former and present officers and directors named in the Actions, Charter would pay to the plaintiffs a combination of cash and equity collectively valued at $144 million, which would include the fees and expenses of plaintiffs’ counsel. Of this amount, $64 million would be paid in cash (by Charter’s insurance carriers) and the balance would be paid in shares of Charter Class A common stock having an aggregate value of $40 million and ten-year warrants to purchase shares of Charter Class A common stock having an aggregate warrant value of $40 million, with such values in each case being determined pursuant to formulas set forth in the Stipulations of Settlement. The warrants would have an exercise price equal to 150% of the fair market value (as defined) of Charter Class A common stock as of the date of the entry of the order of final judgment approving the settlement. In addition, Charter would issue additional shares of its Class A common stock to its insurance carrier having an aggregate value of $5 million. Under this formula, Charter expects (based on recent trading prices of our Class A common stock) that the number of shares issued will be determined based on a per share value equal to the average closing price over the thirty calendar day period immediately preceding the final valuation date (which is the later of the date on which a final judgment is entered or the date of entry of an order approving the award of fees and costs to the class action plaintiffs’ counsel). Warrants are expected to become exercisable approximately one year from the date of the final judgment and will have an exercise price equal to 150% of the volume weighted average price of Charter’s Class A common stock over the thirty day period immediately preceding the final valuation date. The warrants will be valued based on a Black Scholes valuation method. Accordingly, any further declines in Charter’s stock price prior to the final valuation date could result in more shares and warrants being issued to the plaintiffs in the settlement. In the event that the valuation formula in the Stipulations provides for a per share value of less than $2.25, Charter may elect to terminate the settlement. As a result, in the second quarter of 2004, the Company recorded a $149 million litigation liability within other long-term liabilities and a $64 million insurance receivable as part of other non-current assets on its consolidated balance sheet and an $85 million special charge on its consolidated statement of operations. Additionally, as part of the settlements, Charter will also commit to a variety of corporate governance changes, internal practices and public disclosures, some of which have already been undertaken and none of which are inconsistent with measures Charter is taking in connection with the recent conclusion of the SEC investigation described below. Documents related to the settlement of the Actions have now been executed and filed. On February 15, 2005, the United States District Court for the Eastern District of Missouri gave preliminary approval to the settlement of the Actions. The settlement of each of the lawsuits remains conditioned upon, among other things, final judicial approval of the settlements following notice to the class, and dismissal with prejudice of the consolidated derivative actions now pending in Missouri State Court, which are related to the Federal Derivative Actions. The hearing to consider final approval of the settlement is scheduled for May 23, 2005.

Government Investigations

In August 2002, Charter became aware of a grand jury investigation being conducted by the U.S. Attorney’s Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers, and its reporting of amounts received from digital set-top terminal suppliers for advertising. The U.S. Attorney’s Office has publicly stated that Charter is not a target of the investigation. Charter was also advised by the U. S. Attorney’s Office that no current officer or member of its board of directors is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated customer account numbers. Each of the indicted former officers pled guilty to single conspiracy counts related to the original mail and wire fraud charges and were sentenced on April 22, 2005. Charter has advised us that it fully cooperated with the investigation, and following the sentencings, the U.S. Attorney’s Office for the Eastern District of Missouri announced that its investigation was concluded and that no further indictments would issue.

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

Indemnification

Charter is generally required to indemnify under certain conditions each of the named individual defendants in connection with the matters described above pursuant to the terms of its bylaws and (where applicable) such individual defendants’ employment agreements. In accordance with these documents, in connection with the pending grand jury investigation, the now-settled SEC investigation and the above-described lawsuits, some of Charter’s current and former directors and current and former officers have been advanced certain costs and expenses incurred in connection with their defense. On February 22, 2005, Charter filed suit against four of its former officers who were indicted in the course of the grand jury investigation. These suits seek to recover the legal fees and other related expenses advanced to these individuals by Charter for the grand jury investigation, SEC investigation and class action and related lawsuits.

Other Litigation

In October 2001, two customers, Nikki Nicholls and Geraldine M. Barber, filed a class action suit against Charter Holdco in South Carolina Court of Common Pleas (the “South Carolina Class Action”), purportedly on behalf of a class of Charter Holdco’s customers, alleging that Charter Holdco improperly charged them a wire maintenance fee without request or permission. They also claimed that Charter Holdco improperly required them to rent analog and/or digital set-top terminals even though their television sets were “cable ready.” A substantively identical case was filed in the Superior Court of Athens — Clarke County, Georgia by Emma S. Tobar on March 26, 2002 (the “Georgia Class Action”), alleging a nationwide class for these claims. Charter Holdco removed the South Carolina Class Action to the United States District Court for the District of South Carolina in November 2001, and moved to dismiss the suit in December 2001. The federal judge remanded the case to the South Carolina Court of Common Pleas in August 2002 without ruling on the motion to dismiss. The plaintiffs subsequently moved for a default judgment, arguing that upon return to state court, Charter Holdco should have, but did not, file a new motion to dismiss. The state court judge granted the plaintiff’s motion over Charter Holdco’s objection in September 2002. Charter Holdco immediately appealed that decision to the South Carolina Court of Appeals and the South Carolina

Supreme Court, but those courts ruled that until a final judgment was entered against Charter Holdco, they lacked jurisdiction to hear the appeal.

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

Item 6. Exhibits.

The index to the exhibits begins on page 49 of this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, CCH II, LLC and CCH II Capital Corp. have duly caused this quarterly report to be signed on their behalf by the undersigned, thereunto duly authorized.

CCH II, LLC
Registrant
By: CHARTER COMMUNICATIONS, INC., Sole Manager

Dated: May 11, 2005	By:	/s/ Paul E. Martin
		Name:	Paul E. Martin
		Title:	Interim Chief Financial Officer, Senior Vice President and Corporate Controller (Principal Financial Officer and Principal Accounting Officer)

CCH II CAPITAL CORP.
Registrant

Dated: May 11, 2005	By:	/s/ Paul E. Martin
		Name:	Paul E. Martin
		Title:	Interim Chief Financial Officer, Senior Vice President and Corporate Controller (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document
3.1	Certificate of Formation of CCH II, LLC (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the registration statement on Form S-4 of CCH II, LLC and CCH II Capital Corporation filed on March 24, 2004 (File No. 333-111423)).

3.2	Amended and Restated Limited Liability Company Agreement of CCH II, LLC, dated as of July 10, 2003 (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the registration statement on Form S-4 of CCH II, LLC and CCH II Capital Corporation filed on March 24, 2004 (File No. 333-111423)).

3.3	Certificate of Incorporation of CCH II Capital Corporation (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the registration statement on Form S-4 of CCH II, LLC and CCH II Capital Corporation filed on March 24, 2004 (File No. 333-111423)).

3.4	Amended and Reinstated By-laws of CCH II Capital Corporation (incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the registration statement on Form S-4 of CCH II, LLC and CCH II Capital Corporation filed on March 24, 2004 (File No. 333-111423)).

4.1	Indenture relating to the 10.25% Senior Notes due 2010, dated as of September 23, 2003, among CCH II, LLC, CCH II Capital Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications Inc. filed on September 26, 2003 (File No. 000-27927)).

10.1	Stipulation of Settlement, dated as of January 24, 2005, regarding settlement of Consolidated Federal Class Action entitled In Re Charter Communications, Inc. Securities Litigation. (incorporated by reference to Exhibit 10.48 to the annual report on Form 10-K filed by Charter Communications, Inc. on March 3, 2005 (File No. 000-27927)).

10.2	Settlement Agreement and Mutual Release, dated as of February 1, 2005, by and among Charter Communications, Inc. and certain other insureds, on the one hand, and Certain Underwriters at Lloyd’s of London and certain subscribers, on the other hand. (incorporated by reference to Exhibit 10.49 to the annual report on Form 10-K filed by Charter Communications, Inc. on March 3, 2005 (File No. 000-27927)).

10.3	Stipulation of Settlement, dated as of January 24, 2005, regarding settlement of Federal Derivative Action, Arthur J. Cohn v. Ronald L. Nelson et al and Charter Communications, Inc. (incorporated by reference to Exhibit 10.50 to the annual report on Form 10-K filed by Charter Communications, Inc. on March 3, 2005 (File No. 000-27927)).

10.4+	Description of Long-Term Incentive Program to the Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.18(g) to the annual report on Form 10-K filed by Charter Communications Holdings, LLC on March 31, 2005 (File No. 000-27927)).

10.5+	Amendment to Employment Offer Letter, dated January 27, 2005, by and between Charter Communications, Inc. and Derek Chang (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed January 28, 2005 (File No. 000-27927)).

10.6+	Executive Services Agreement, dated as of January 17, 2005, between Charter Communications, Inc. and Robert P. May (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed on January 21, 2005 (File No. 000-27927)).

10.7+	Separation Agreement and Release for Steven A. Schumm, dated as of February 8, 2005 (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K filed by Charter Communications, Inc. on February 11, 2005 (File No. 000-27927)).

10.8+	Separation Agreement and Release for Carl E. Vogel, dated as of February 17, 2005 (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K filed by Charter Communications, Inc. on February 22, 2005 (File No. 000-27927)).

10.9+	Separation Agreement and Release for Thomas A. Cullen, dated as of March 15, 2005 (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K filed by Charter Communications, Inc. on March 17, 2005 (File No. 000-27927)).

10.10+	Description of Charter Communications, Inc. 2005 Executive Bonus Plan (incorporated by reference to Exhibit 10.51 to the annual report on Form 10-K filed by Charter Communications, Inc. on March 3, 2005 (File No. 000-27927)).

10.11+	Employment Agreement, dated as of April 1, 2005, by and between Michael J. Lovett and Charter Communications, Inc. (incorporated by reference to Exhibit 10.11 to the quarterly report on Form

Exhibit
Number	Description of Document
10-Q filed by Charter Communications, Inc. on May 3, 2005 (File No. 000-27927)).

31.1*	Certificate of Interim Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certificate of Interim Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Interim Chief Executive Officer).

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Interim Chief Financial Officer).

*	Document attached

+	Management compensatory plan or arrangement